Form 10KSB
period 2001-12-31
LITERARY PLAYPEN INC
filed 2002-03-25
CIK 1106641

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file Number 0-25611

                             LITERARY PLAYPEN, INC.
                         F/k/a CLUSONE ACQUISITION CORP.
                 (Name of Small Business Issuer in its charter)

                  Delaware                              33-0889194
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)


         1495 Ridgeview Drive, Suite 220
               Reno, Nevada                                89509
      ---------------------------------------          -------------
     (Address or principal executive offices)            (Zip Code)


Issuer's telephone number (775) 827-6300

Securities to be registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
---------------------                  -----------------------------------------
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

As of December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 0, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 2,500,000.

Documents Incorporated by Reference:      None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Literary Playpen, Inc., formerly known as Clusone Acquisition Corp., a Delaware corporation (the "Company", "LPI" or "Literary Playpen"), was incorporated as a blank check company on April 21, 1997. The Company's administrative offices are located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509; telephone (775) 827-6300. To date, the Company has not engaged in business and has had no revenues or significant assets. The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "blank check companies" or "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." On December 31, 2001 the Company merged with Literary Playpen,Inc., a Nevada Development Stage Company seeking to bring a new form of interactive Literature to the marketplace. ( see Management's Discussion and analysis or plan of operations). On January 25, 2002 the company changed its Articles of Incorporation to reflect a name change from Clusone Acquisition Corp. to Literary Playpen, Inc. On January 30, 2002 the company merged with L1 Systems, Inc. a Nevada Development Stage Company with license rights to a work of Literature.

RISK FACTORS

FORWARD LOOKING STATEMENTS

         This Annual report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. Reference is made in particular to the description of Literary Playpen's plans and objectives for future operations, and when used in this annual report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," "suggest," "indicate" and similar expressions or terms of uncertainty, are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which are described in
Part I, Item 1, "Description of Business - Risk Factors" below. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place reliance on any such forward-looking statements, in making any investment decisions, all of which speak only as of the date made.

         NO ASSURANCE SUFFICIENT CAPITAL WILL BE RAISED. Management is seeking to raise a minimum of $490,000, up to a maximum of $10,500,000 by offering a minimum of 140,000 Shares and a maximum of 3,000,000 shares of its Common Stock, at a price of $3.50 per Share, all pursuant to Regulation D, Rule 506. There is no assurance Literary Playpen will be able to sell the minimum number of Shares or that it will raise sufficient capital necessary for it to effectively pursue its business plan. Failure to sell the minimum 140,000 Shares would require Literary Playpen to refund all monies to Subscribers, without interest or deduction therefrom. Even though Literary Playpen raises the minimum or maximum amount of funds in this proposed Offering, there is no assurance its business operations will be successful. See "Management's Discussion and Analysis or Plan of Operation".

         POTENTIAL NEED FOR ADDITIONAL FINANCING. Literary Playpen believes the net proceeds from the proposed Offering will satisfy cash requirements to develop, market and distribute our product, assuming all Shares are sold in the Offering, of which there can be no assurance. In the event Literary Playpen is only able to raise minimum proceeds from the Offering, we believe the Offering will satisfy cash requirements to develop our wireless product in preparation for successful additional funding events, of which there can be no assurance that additional financing will be available or possible, if and when required, on terms favorable to Literary Playpen. Nor is there any assurance Literary Playpen will be able to sell additional Shares of its Common Stock, if and when required. See "Management's Discussion and Analysis or Plan of Operation".

         EARLY STAGE OF DEVELOPMENT. Literary Playpen has not yet generated revenues from the commercialization of its proposed products, and there is substantial uncertainty regarding the timing and amount of any such future revenues, especially given the fact we have not yet developed any proposed products, and there is no assurance we ever will.

         RELIANCE ON LEAD PRODUCT CANDIDATES. In the event that Literary Playpen is only able to raise minimum proceeds from the proposed Offering, we believe the success of the initial proposed products for wireless platforms to be a key to additional financing. There can be no assurance of the success of the initial proposed products, nor can there be any assurance that success of the initial proposed products will provide assistance towards additional funding.

         UNCERTAIN PROFITABILITY. Literary Playpen develops product in the emerging markets of wireless technology, where means of revenue are not fully established. Further, LPI engages in development and marketing in the highly competitive PC game market. There can be no assurance that Literary Playpen will ever become profitable.

         POTENTIAL INCREASE IN DEVELOPMENT TIME/COSTS. Development of computer software often runs into unforeseen obstacles. This potential problem may be exacerbated by the emerging technology LPI's proposed products are predicated upon. There is no assurance that, despite the years of experience of LPI's management team in technology and video game development, our proposed products will finish development on time, on budget, or at all.

         DEPENDENCE ON EFFORTS OF COLLABORATIVE PARTNERS TO COMMERCIALIZE PRODUCTS. There are several potential developments in Literary Playpen's strategy, one of which allows the PC-based product to gain distribution by inclusion of a CDROM in the dust jacket of best selling books of the writers whose product is represented in the game. There is no guarantee that book publishers will allow these CDROMs' inclusion on terms favorable to Literary Playpen.

         Literary Playpen's wireless product may or may not gain exposure from its wireless network partner. Network providers, especially those in the U.S., gain revenue by minutes of usage, so they often feature high-usage applications (such as the one designed by LPI) on their "home page" (the place all wireless web users see first to gain entry to any application on the network). Despite the celebrity and literary appeal of LPI proposed products and their design to increase usage, wireless network providers are under no requirement to feature us on their home pages, or promote our product in any way.

         LPI may be reliant on "click-through" or other advertising mechanisms on e-commerce or other sites (such as Amazon.com). Though such advertising is common practice, there can be no assurance that LPI can acquire such advertising on terms favorable to LPI.

         DAMAGE TO INFRASTRUCTURE FROM OUTSIDE FORCES; TERRORISTS. Interactive literature, as designed by LPI's team, consists of software on large-scale "data center" systems at one or more physical locations which may be damaged by attacks by hackers, viruses, hardware failure, operating system failure, electrical failure, fire, and many other forces outside the control of LPI staff. Additionally, hackers may find ways to exploit unknown flaws in systems to gain illegal entry to cheat billing. Hackers are known to publish flaws they discover in a variety of underground media, so it is possible these flaws may become well known and damage may occur before Literary Playpen fixes the unknown flaw. In addition terrorist activities may cause an interruption and or destruction of our business.

         LACK OF INTEREST OF TARGET AUDIENCE. We believe the core demographic of our proposed products to be young women. This sizeable market is very difficult to penetrate and there is no assurance our marketing efforts will be successful with this or any other audience.

         OVERWHELMING NEED FOR CUSTOMER SERVICE. There are many examples of computer-based products that were much more successful, much faster than anticipated. While everyone loves success, too much, too fast, often results in customer service getting overwhelmed. The direct result --- long on-hold times for telephone support, support web site crashing --- may lead to an indirect result, namely a bad reputation for support among critics and the public. Customer support is often outsourced, and there is a possibility LPI's customer support partner will have problems whose solution is beyond the control of LPI. Even in the event customer service systems are not overwhelmed, there can be no guarantee a bad reputation for support or bad support will be avoided, which may or may not impact revenue.

         DEPENDENCE ON HOSTING SERVICE PARTNERS. The technical structure of LPI's proposed products requires very high-end systems in multiple locations. Vendors, called "hosting service providers," supply such services for fees, usually based on usage. Despite due diligence, it is possible the hosting partners chosen by Literary Playpen may encounter problems with their systems, or may otherwise not provide service on acceptable terms, which solution may or may not be within the control of Literary Playpen staff. This may adversely affect our business.

         RISK OF TECHNOLOGICAL OBSOLESCENCE. Literary Playpen's proposed products are being designed to capitalize on two of the most explosive emerging technologies: wireless Internet and so-called "massively multiplayer" design. Whenever systems are designed at the cutting edge of technology, there is a possibility that sudden shifts in standards of programming language, transport protocols and other mechanisms may render a successful product unpopular, as the availability of that product dwindles due to incompatibility. There can be no assurance that, despite efforts by LPI staff and outsourced partners, a sudden shift in standards will not negatively affect Literary Playpen revenue or profitability.

         INABILITY TO ACQUIRE ADDITIONAL CONTENT. One of the keys to the successful development of a new literary form is content by writers popular in standard literary forms. Literary Playpen has gained the rights to certain works by Sidney Sheldon, who has sold 300 million books in 100 countries and is listed in the Guinness Book of World's Records as the "Most Translated Author on Earth" for such content, but literature is more than the works of one author regardless of that author's massive popularity. The world of book publishing has a gigantic amount of relatively inexpensive high-end content called "the backlist" (published works that may or may not have had massive appeal when first published but which later, after their popular run, derive little if any revenue for the publisher are called "backlist titles"), which are anticipated to provide this ongoing need for content. Ongoing negotiations with literary figures, agents and publishers seek additional content. However, it cannot be guaranteed that additional content will be available on terms favorable to LPI, or at all, for that matter.

         POTENTIAL COMPETITION. To our knowledge, no others are seeking this new interactive literary format; however it is possible that a similar product is being produced and represents unforeseen competition to Literary Playpen. Further, it is possible that our proposed product may be successful enough to draw the attention of others capable of successfully developing a competitive product. Such competition may come from existing video game developers large and small, book publishers, or other sources, and present a threat to sales of LPI proposed products and/or a threat to acquisition of literary content and/or other threats to LPI's success. Competitors may adversely affect our business.

         INABILITY TO GAIN ACCESS TO WIRELESS NETWORKS. A requirement of distributing a wireless application is acceptance of that application on the various wireless networks emerging worldwide. Since each network, often multiple networks, within a single geography may require a separate negotiation; it is likely we will not gain access to all desired wireless networks on terms favorable to Literary Playpen. It is possible that we will not gain access to any wireless network.

         INFRINGEMENT OF PROPRIETARY RIGHTS. Literary Playpen may be subject to claims that it infringes the proprietary rights of others including, but not limited to, trademarks, copyrights, patents or other intellectual property. Competitors of Literary Playpen may obtain proprietary rights claiming products or processes that are necessary for or useful to the development, use or distribution of Literary Playpen's proposed products. Such competitors could bring legal actions against Literary Playpen claiming infringement and seeking damages and injunctive relief. Literary Playpen may be required to obtain licenses from others to continue to develop, distribute or market its proposed products or may be required to cease those activities. There can be no assurance that Literary Playpen will obtain such licenses on acceptable terms, if at all. There can be no assurance that Literary Playpen's current and proposed future activities will not be challenged in the future in the United States or abroad, that Literary Playpen necessarily will prevail in any such challenge, that proprietary rights have not issued or will not issue containing claims which may materially constrain the proposed activities of Literary Playpen, or that Literary Playpen will not become involved in costly, time-consuming litigation or interference proceedings regarding proprietary rights, including actions brought to challenge or invalidate Literary Playpen's own proprietary rights. See "Business -- Patents and Proprietary Rights."

         POTENTIAL INABILITY TO PROTECT UNPATENTED TECHNOLOGY. Literary Playpen will also seek to protect its proprietary technology, including technology which may not be patented or patentable, in part, by confidentiality agreements and, in certain cases, inventors' rights agreements with its collaborators (if any), advisors, employees and consultants. Although we do not have any rights agreements, if we ever do, there can be no assurance that any such agreements will not be breached, that Literary Playpen will have adequate remedies for any breach, or that Literary Playpen's trade secrets will not otherwise be disclosed to, or discovered by, competitors. See "Business -- Patents and Proprietary Rights."

         DEPENDENCE ON KEY PERSONNEL. Literary Playpen's success depends in large part upon Jesse Sackman, its Chief Executive Officer, Roberto Crawford, its Chief Financial Officer; and Paul Sackman and Sidney Sheldon, members of the Technical Advisory Board. The loss of the services of any one of these key personnel could have a material adverse effect on Literary Playpen and significantly impede the achievement of its development objectives. Literary Playpen's continued expansion in areas and activities requiring additional expertise may necessitate the recruitment of additional management and technical personnel. There can be no assurance that Literary Playpen will be able to attract and retain such personnel on acceptable terms, given the competition for such personnel among numerous technology-based companies, many of which are larger and have greater resources than Literary Playpen.

         LACK OF STANDARDS IN EMERGING U.S. WIRELESS TECHNOLOGY. Literary Playpen's proposed wireless products may be released in Japan, where a standard, called "iMode" exists due to the state-run wireless infrastructure. In the United States, however, such a standard has not emerged and will likely not come to accepted use for several years. Different versions of Literary Playpen's proposed product, developed to support the various language and protocols used by the many cellular and other wireless networks emerging in the U.S., may present difficulties beyond the control of Literary Playpen.

         DEVELOPMENT PROBLEMS WITH iMODE SYSTEMS. Literary Playpen prefers to outsource development of foreign language product, specifically iMode product in Japan, to programmers and system specialists in those nations or U.S. developers intimately knowledgeable of those systems. Development with non-English-speaking teams or individuals presents a challenge to Literary Playpen's ability to successfully develop and support products in those nations or on those networks that employ the standards of those nations. Development with U.S.-based developers knowledgeable in such foreign systems presents a challenge that such product be compatible with those systems or that translation of the English-language content. It cannot be guaranteed that LPI can successfully develop and distribute any product on foreign systems, including iMode-based systems, such as those in Japan.

         DETERIORATION OF U.S. ECONOMY. Though revenues and profits of entertainment and video game companies continue to be strong, despite the currently sagging U.S. economy, there can be no guarantee Literary Playpen will not be negatively affected by current and/or future conditions. Deterioration of the economy may negatively affect the emergence of wireless technology in the United States, the book publishing industry, or any other component of LPI's strategy, which may or may not negatively impact Literary Playpen's ability to gain revenue and/or contain costs.

         UNCERTAINTY OF REVENUE. As wireless and other markets for LPI proposed products emerge, standards of revenue have, and will likely continue, to shift. Some wireless network providers license product based on usage of their networks, while others attempt to purchase it outright. There are potentially as many forms of revenue, both in the U.S. and abroad, as there are wireless networks. As such, there can be no assurance of accurate estimation of revenue, or any revenue at all, from Literary Playpen proposed products.

         ABSENCE OF LIABILITY AND ERRORS-AND-OMMISSIONS INSURANCE. As with any business, there is a possibility of the need for liability and errors-and-omissions insurance. Literary Playpen currently maintains no such insurance, though it is our intent to obtain insurance upon funding. In addition, there can be no assurance that Literary Playpen will be able to obtain or maintain insurance coverage in the future on acceptable terms or that any claims against Literary Playpen will not exceed the amount of such coverage, if any.

         SHARES ELIGIBLE FOR FUTURE SALE. A total of 500,000 shares of Literary Playpen's total outstanding common stock are currently eligible for sale pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock, assuming a market exists, of which there can be no assurance, especially given the fact there is currently no market for our securities. Additional shares may also become available for sale from time to time in the future. The sale of such shares could have a significant adverse effect on the market price of the Common Stock, if any.

         ABSENCE OF DIVIDENDS. Literary Playpen has not paid any cash dividends on the Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.

         ANTI-TAKEOVER PROVISIONS. The Board of Directors has the authority to issue shares of common stock without further action by the shareholders of Literary Playpen. In addition, Literary Playpen's Articles of Incorporation and By-Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire control of Literary Playpen. Such provisions could limit future prices that certain investors might be willing to pay for shares of Common Stock. These provisions, which include indemnification of the Board of Directors, could also have the effect of deterring a hostile takeover or delaying or preventing changes in control or management of Literary Playpen.

         NO PUBLIC MARKET FOR THE COMMON STOCK. Prior to the proposed Offering, there is currently no public market for Literary Playpen's securities, and there is no assurance that one will develop at the conclusion of the proposed Offering.

         CONFLICTS OF INTEREST; TIME DEVOTED BY EMPLOYEES. Literary Playpen's management presently devotes time to other companies or projects that may compete, directly or indirectly, with Literary Playpen, both in existing business activities and in seeking investment/business opportunities and subsequent operations thereof. An attempt will be made with regard to any conflicts of interest between Literary Playpen and management to resolve such conflicts in favor of Literary Playpen. In the future, it may be necessary to hire employees at substantial expense; however, as of the date of this material, no specific additional employees are contemplated. None of our employees will devote 100% of their time to the business of Literary Playpen.

         POSSIBLE RULE 144 SALES. A total of 2,500,000 shares of Common Stock have been issued by Literary Playpen as of December 31, 2001 and 1,117,463 of those shares are held beneficially by persons who are officers, directors and control persons, and 1,382,537 shares are held by other persons, all of whom hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act").
These 1,382,537 shares may only be sold in compliance with Rule 144, which provides, in essence, that a person (or persons whose shares are aggregated) beneficially owning restricted securities for a period of one year may sell, every three months, in brokerage transactions, a number of shares equal to the greater of one percent of the total number of Literary Playpen's then outstanding shares of Common Stock or the average weekly trading volume in Literary Playpen's Common Stock during the preceding four calendar weeks. Of the 2,500,000 shares presently outstanding, 500,000 shares were issued in 1997, and are eligible to be sold under Rule 144. The sale of these shares, may, in the future, have a depressive effect on the price of Literary Playpen's Common Stock in the over-the-counter market, assuming there ever is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for two years, who are not "affiliates" of Literary Playpen, as that term is defined in Rule 144, may sell their shares pursuant to Rule 144 without any limitations on the number of shares sold.

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

         LACK OF FACILITIES. The Company's office is located within a suite of offices leased by the law firm employing the Company's Secretary. The use of the facilities is provided to the Company at no charge and the Company does not intend to rent other office space until the company has been funded and commences operations. The lack of any separate facilities for the Company's operations may work to the Company's future detriment.

ITEM 2.  DESCRIPTION OF PROPERTY

         Through an oral agreement with Michael Morrison, a Director and Secretary of the Company, the Company's operations are located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509. The Company's office is located within a suite of offices leased by the law firm owned by Mr. Morrison. There is no rental charge to the Company for office space, equipment rental or phone usage. The Company does not anticipate acquiring separate office facilities until such time as the company has been funded and business has commenced.

ITEM 3.  LEGAL PROCEEDINGS.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On October 18, 2001, the Registrant entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), which was approved unanimously by the shareholders, whereby it agreed to issue 2,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of Literary Playpen, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         As of the date of this annual report, there is no market for the securities of the Company.

            As of December 31, 2001, there were 50 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management is seeking to raise a minimum of $490,000, up to a maximum of $10,500,000 by offering a minimum of 140,000 Shares and a maximum of 3,000,000 shares of its Common Stock, at a price of $3.50 per Share, all pursuant to Regulation D, Rule 506. We are an entertainment company that owns rights to literary content by the author Sidney Sheldon. The target use for our technology is a series of wireless and PC-based video games intended to form a new literary art form.

         We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by top-tier writers, such as LPI's largest shareholder Sidney Sheldon, with fast-emerging communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works.

         Sidney Sheldon, one of the top best-selling contemporary authors of our time, has massive international appeal as the current Guinness Book of World Records "Most Translated Author" and is responsible for sales of 300 million books. LPI is also currently in contact with other top literary agents, publishing houses, and writers to obtain additional content.

         LPI intends to create a series of online interactive video games and believes that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI.

         The video game industry is currently the fastest growing segment of entertainment. For the first time in history, in 2000, annual video game industry revenues exceeded annual movie box office receipts. In that year, 219 million video games sold, an average of almost two games for every American household.

         LPI has a strong technical foundation to develop the games proposed in this Summary. The professional technical background of LPI's founder/CEO in computer game development and the internet and wireless infrastructure necessary for large-scale game deployment of the type described in this summary spans almost the entirety of the existence of personal computers, just four years less than Bill Gates. Adding to the CEO's impressive ability to produce these breakthrough games, our President spent the last seven years developing and marketing products for the PC and all major console platforms such as the Sony PlayStation and Playstation 2, Nintendo 64, Microsoft Xbox and Nintendo Gamecube in Vice-Presidential and Directorial positions for interactive video game publishers Crave Entertainment Inc. and Interplay.

         LPI's strategy uniquely combines our technical expertise in the development of game and wireless technology, leveraged with high-end literary content, as a unique distribution channel into a new realm of interactive media. We believe that national and international distribution is possible, based on distribution of current best-selling works of fiction by top-tier writers, such as Sidney Sheldon.

         LPI's strategy seeks to place our proposed products at the forefront of two rapidly growing technologies (wireless communication and interactive video gaming) while capitalizing on the well-established brand/name awareness and distribution channels of the literary world.

Description of Interactive Literature

         Just about every facet of life has become interactive since the development of inexpensive computers began in the mid-1970's. People are used to calling using automated telephone systems to check their bank balances rather going to the bank. Weather reports, specific to one's ZIP code, are readily available on the Internet. Voice-mail, e-mail, and chat have replaced many forms of human interaction.

         However, the telling of stories remains a one-way proposition. The writer tells the story and the reader reads it. A film director creates a movie and the audience watches it. The only interactivity to be found is in chatting online with others about the story.

         There is a form of interactive storytelling as old as the computer itself. Back in the 1950's, the first "adventure game" (now called "role-playing games" or RPGs) was created, allowing the player to make choices and live or die, succeed or fail, based on those choices. However, RPGs are very unsophisticated in story structure, relying more on a "Dungeons and Dragons" action appeal to their mostly male, mostly teen audience.

         Since the history of man has shown that storytelling adapts to whatever technology is developed (printing, television, etc.) and the technology of today is interactive media, the management of LPI believes that literature will make its way to interactivity.

         Unlike RPGs, which depend on problem-solving encounters to create stories, interactive literature works from the literature itself. When one reads a book, one wants interesting story and character, not crossword puzzles.

         Interactive literature enables the reader to interact with the characters in literature and help shape the outcome of the story. As the story unfolds, the reader will be presented with paragraphs, pages, chapters or narrative. At the end of a segment of text, the reader is presented with choices their character might make. These choices branch to new segments of text and new avenues of storyline developed by the author of the story. We intend to base these interactive stories on top-tier, best selling fiction.

Market

         The video game industry is currently the fastest growing segment of entertainment. Despite the increasing bear market, one industry --- interactive game development --- has thrived, growing at an annual rate of 14.9% in the last two years, twice that of the U.S. economy (source: July, 2001 report by the Interactive Digital Software Association [IDSA]).

         According to a study by Peter D. Hart Research Associates, 60% of the U.S. population (145 million Americans) regularly plays video games, accounting for revenues of $6.1 billion last year. Computer-industry analysts IDG predict game software sales in the U.S. and Europe to exceed $14.9 billion in 2002. Strong growth is projected to continue for the interactive entertainment category as new hardware platforms, such as the Sony PlayStation 2, Nintendo's Gamecube and Microsoft's Xbox are launched, on-line gaming via the Internet grows and wireless technologies continue to develop.

         In the realm of wireless technology, as web-based cellular telephones and handheld organizers, PDAs (Personal Digital Assistants) have become ubiquitous; the video game market is poised to strongly capitalize on that technology as well. Within the computer industry, development and implementation of wireless infrastructure is the fastest growing segment.

         LPI's strategy combines the relatively inexpensive development of wireless game technology, leveraged with high-end literary content, as a basis for seeking to develop a new realm of interactive video gaming, leading to the convergence of literature and new media.

Short Term Goal

         We intend that, during the lengthier development cycle of the PC-based game, a series of relatively easy to develop text-based wireless games will be regularly released for cellular phones in North America and, potentially, abroad.

         The first wireless games may be targeted at the teen and young woman demographics (possibly released in Japan), as that is one of Sidney Sheldon's prime demographics. Japan has 45% cellular phone usage and a standardized wireless system. A "standardized" system simplifies development of the software.

Long Term Goal

         Even though the initial development is based on wireless (because it has a fast production cycle), the wireless market is booming. If the wireless products we propose to produce during the "short-term" period are successful, their production will likely continue and expand.

         Over the first two-years of the development cycle, we seek to develop a role-playing game based on, and to be distributed with, a current hardcover release. These games, to be played on personal computers and game consoles, are expected to be far more sophisticated in design and more far-reaching in possibilities.

         We anticipate the PC game will present players with the option of choosing which character from the book they wish to portray. That player then gets matched up with other players portraying other characters. Of course, many players will wish to play the same characters, so we intend to implement existing "matching" technology, which more or less allows people to join in until there is no more room and it closes off that particular session of the game. When players claim one game's characters, a new game will commence. Thus, many versions of a particular book will be played simultaneously, allowing many players to be the lead characters.

         Just as the text-based wireless game presented a scenario and allowed the player to interact with the objects in that scenario, the PC-based version does the same, but in a 3-D, first-person perspective, similar to so many "shooter" games today, such as "Quake."

         Literally, players will be in their favorite books, exploring, interacting with players from around the world, changing the story as they go. They can "re-read" the same book dozens of times, with a different result every time. They can also re-read the same book as a different character. Or, they can go in just to wreak havoc if they wish. As the Literary Playpen library expands, readers can portray characters in multiple books by multiple authors.

Market Potential

         The general consensus of the computer, video gaming and information technology industries is that the next big boom in the U.S. economy will be sales of wireless products. We expect that LPI's proposed products will be at the forefront of that wave.

         According to the Spring 2001 Ownership Report from Statistical Research, Inc., 15% of U.S. households have web-enabled cellular telephones or PDAs. In households with annual income of $50,000 or more, the percentage rises to 26%.

         Dataquest's Gartner Group shows that more than 10 million PDA's were sold worldwide last year, and is anticipated to grow even more in light of Microsoft's release of the PocketPC 2002 operating system. Sales are expected to be about 16 million in 2002 and 23 million in 2003.

         Every major electronics manufacturer --- Sony, Samsung, Compaq, Hitachi, Psion, and of course, Palm --- has set the PDA and web-enabled cell phone as their highest development priority, such is their concern with getting in on this potentially explosive market.

         With a virtual desert of entertainment content for these millions of PDAs, LPI believes the market is ripe for exceptional content with name-awareness, such as that of Sidney Sheldon, not just in the U.S., but worldwide.

         When LPI's largest shareholder, Sidney Sheldon, publishes a new hard cover title, it typically generates 600,000 sales in the U.S. and two million sales worldwide. Mr. Sheldon is preparing two books for simultaneous publication during the Christmas season of 2002. One of those titles is his memoirs, which his publishers and LPI management believe will generate larger-than-typical sales.

Patents And Proprietary Rights

         Literary Playpen intends to pursue a policy of obtaining patent protection for patentable subject matter in its proprietary technology. There can be no assurance, however, that any such patent applications will issue as patents, or that any patent which may be issued will provide a preferred position with respect to the technology or products it covers.

         Although Literary Playpen intends to pursue patent protection, significant legal issues remain as to the extent to which patent protection may be afforded, in both the United States and foreign countries. Therefore, Literary Playpen also intends to rely upon trade secrets, know-how and continuing technological advancement to develop and maintain its competitive position. Disclosure of the Company's know-how is generally protected under confidentiality agreements. There can be no assurance, however, that all confidentiality agreements will be honored, that third parties will not develop equivalent technology independently, that disputes will not arise as to the ownership of technical information or that wrongful disclosure of Literary Playpen's trade secrets will not occur.

         Certain products and processes important to Literary Playpen may be subject, in the future, to patent protection obtained by others. Interactive entertainment and its underlying technologies are developing rapidly. Because many patent applications have been filed in this field in recent years, the scope that courts will give to the claims of patents issued from such applications and the nature of these claims cannot be predicted. It is premature to predict what general trend, if any, will emerge as to the breadth of allowed claims for products and related uses. The allowance of broader claims may increase the incidence and cost of interference proceedings at the United States Patent and Trademark Office and the risk of infringement litigation. A policy of allowing narrower claims, conversely, could limit the value of Literary Playpen's proprietary rights under its patents. It is possible that Patent and Trademark Office interference proceedings will occur with respect to a number of Literary Playpen's patent applications or issued patents. It is also likely that subject matter patented by others will be required by Literary Playpen to research, develop, or commercialize at least some of Literary Playpen's proposed products. No assurance can be given that licenses under any such patent rights of others will be made available on acceptable terms.

Literary Playpen Technology and Development

         We have been researching interactive literature for over a year in preparation for the full-scale implementation of this new literary form.

         At its heart, interactive literature consists of several database structures. Some of these structures are simply the text of the storylines. Some structures allow personalization for readers to do things like back up to past decisions to resume the story based on changes in those decisions. The software that allows the text to be read on PDA's exists today, as evidenced by a slew of "eBook" developers. eBooks are simply the books' texts put in readable form on Palm and PocketPC. The growing popularity of eBooks is a potential bellwether to the success of interactive literature on these platforms. Approximately 80% of cellular telephones today support a technology called "SMS messaging." This technology is generally used to make the cell phone act as an alphanumeric pager. LPI intends to use this largely unknown (to consumers) but extraordinarily popular technology to enable interactive literature on cell phones, circumventing many of the costs and delays present gaining distribution on web-enabled cell phone networks. The key to LPI's proposed products rests on the text itself, not the technology behind it. Simplicity of technological design has been the driving force in LPI's development.

         Just as special effects can only do so much for a feature motion picture, the same goes for interactive literature. The quality of the story, the surprise twists, the interesting text that only a quality writer, such as Sidney Sheldon, can create are the key to the success of LPI's proposed products.

         Sidney Sheldon, with LPI staff, has created five interactive works of great subtlety and innovation, ready for placement on the streamlined structure of LPI technology.

Competition

         To our knowledge, there are no direct competitors attempting the development of a new, interactive form of literature. However, there is an individual, named Demian Katz, who publishes a similar, non-computer-driven product under the name "Choose Your Own Adventure," which has been in existence since 1979.

         These proposed products consist of books in which one reads to a certain point, then chooses a direction at set story points. Based on the reader's choice, they are directed to jump to a specific page number and continue reading. The story at these new pages is different than if one had made a different jump.

         Considering that these products, (1) have been in the marketplace for more than three decades without major distribution, (2) do not have content from authors of significance, (3) are targeted towards the science-fiction and fantasy genre, and, most importantly, have never to our knowledge been created in a computer-based or wireless format, we feel they are not competitive with Literary Playpen's proposed products.

         While Literary Playpen does not consider Katz's product to be direct competition, competition may come from video game products based on best-selling book titles and scenario, such as "Tom Clancy's Rainbow Six." In general, these games loosely follow the storyline but focus more on the "arcade" or "shooter" aspect of the content for the gameplay.

         There is also potential competition from video game companies, such as Activision and Electronic Arts, traditional publishing companies, such as Warner Books and Simon & Schuster, other companies seeking convergence of electronic media and literature, such as eBooks, and an unknown number of programmers working in garages and small companies.

EMPLOYEES

         The Company has only two employees at the present time: Jesse Sackman, the Company's Chairman, President and Chief Executive Officer; and Roberto Crawford, the Company's Chief Financial Officer. The Company does not contemplate hiring anyone until the Company has been funded and operations have commenced.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         Set forth below are the directors and officers of the Company.

         NAME              AGE                          POSITION
         ----              ---                          --------

Jesse A. Sackman            36               President, CEO, Director, Chairman
Roberto Crawford            60               CFO, Director, Treasurer
Michael J. Morrison         56               Director, Secretary


ADVISORY BOARD
                  Our Advisory Board is made up of 5 persons and includes highly recognized and influential individuals in the fields of business, media, entertainment and literature.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid its executive officers and directors any remuneration since inception to date nor does it intend to until such time as the Company is funded and commences operations.

EMPLOYMENT AGREEMENTS

         The company has not entered into employments agreements and will not do so until the Company has been funded and commenced operations.

COMPENSATION OF DIRECTORS

         The Company has not paid its executive officers and directors any remuneration since inception to date nor does it intend to until such time as the Company is funded and commences operations.

STOCK OPTION PLAN

         The company has not adopted a Stock Option Plan but intends to do So prior to the Company obtaining funding and commencing operations.

LIMITATION OF LIABILITY

Indemnification.

         Literary Playpen has agreed to indemnify an officer or director who is made a party to any proceedings, including law suit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in the best interest of the corporation. The indemnification is intended to be to the fullest extent permitted by Delaware Law.

DELAWARE STATUTES

         Section 145 of the Delaware General Corporation Law, as amended, provides for the indemnification of the Company's officers, directors, employees and agents under certain circumstances as follows:

         (a) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         (b) A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

         (c) To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

         (d) Any indemnification under subsections (a) and (b) of this section (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in subsections (a) and (b) of this section. Such determination shall be made (1) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (2) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (3) by the stockholders.

         (e) Expenses (including attorneys' fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the board of directors deems appropriate.

         (f) The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

         (g) A corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under this section.

         (h) For purposes of this section, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

         (i) For purposes of this section, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this section.

         (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

         (k) The Court of Chancery is hereby vested with exclusive jurisdiction to hear and determine all actions for advancement of expenses or indemnification brought under this section or under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. The Court of Chancery may summarily determine a corporation's obligation to advance expenses (including attorneys' fees)."

CERTIFICATE OF INCORPORATION

The Company's Certificate of Incorporation provides that the directors of the Company shall be protected from personal liability to the fullest extent permitted by law. The Company's Bylaws also contain a provision for the indemnification of the Company's directors (see "Indemnification of Directors and Officers - Bylaws" below).

BYLAWS

The Company's Bylaws provide for the indemnification of the Company's directors, officers, employees, or agents under certain circumstances as follows:

7.1 AUTHORIZATION FOR INDEMNIFICATION. The Corporation may indemnify, in the manner and to the full extent permitted by law, any person (or the estate, heirs, executors, or administrators of any person) who was or is a party to, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful.

7.2 ADVANCE OF EXPENSES. Costs and expenses (including attorneys' fees) incurred by or on behalf of a director or officer in defending or investigating any action, suit, proceeding or investigation may be paid by the Corporation in advance of the final disposition of such matter, if such director or officer shall undertake in writing to repay any such advances in the event that it is ultimately determined that he is not entitled to indemnification. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board deems appropriate. Notwithstanding the foregoing, no advance shall be made by the Corporation if a determination is reasonably and promptly made by the Board by a majority vote of a quorum of disinterested directors, or (if such a quorum is not obtainable or, even if obtainable, a quorum of disinterested directors so directs) by independent legal counsel in a written opinion, or by the stockholders, that, based upon the facts known to the Board or counsel at the time such determination is made, (a) the director, officer, employee or agent acted in bad faith or deliberately breached his duty to the Corporation or its stockholders, and (b) as a result of such actions by the director, officer, employee or agent, it is more likely than not that it will ultimately be determined that such director, officer, employee or agent is not entitled to indemnification.

7.3 INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise or as a member of any committee or similar body against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article or applicable law.

7.4 NON-EXCLUSIVITY. The right of indemnity and advancement of expenses provided herein shall not be deemed exclusive of any other rights to which any person seeking indemnification or advancement of expenses from the Corporation may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. Any agreement for indemnification of or advancement of expenses to any director, officer, employee or other person may provide rights of indemnification or advancement of expenses which are broader or otherwise different from those set forth herein."

INDEMNITY AGREEMENTS

The Company's Bylaws provide that the Company may indemnify directors, officers, employees or agents to the fullest extent permitted by law and the Company has agreed to provide such indemnification to its directors

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling Literary Playpen, pursuant to the foregoing provisions, Literary Playpen has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in said Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of the date of this Annual report by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group, as of December 31, 2001.


      NAME AND ADDRESS               NUMBER OF SHARES       PERCENTAGE OWNED
- ----------------------------       --------------------   --------------------

Danilo Cacciamatta (1)                    139,000                  5.6%

Templemore Partners (1)                   139,000                  5.6%

Gary Bryant (1)                           139,000                  5.6%

Roberto Crawford (2)(3)                   352,941                 14.1%

Michael J. Morrison (2)(3)                235,294                  9.4%

Sidney Sheldon (2)                        529,596                 21.2%

Jesse A. Sackman (2)(3)                   529,228                 21.2%

Paul Sackman (2)                          352,941                 14.1%

All officers and directors
as a group(3 persons)                   1,117,463                 44.7%

(1) Address is 2600 Michelson Drive, Suite 490, Irvine, California 92612.
(2) Address is 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509
(3) Officer and Director of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In April 2001 the Company issued to the President, CEO, Treasurer, Secretary and technical Advisor a total of 3,999,500 shares of its common stock (1,470,404 post merger shares) for consulting services with a fair value of $4,000. In April 2001 the Company also issued 1,440,500 shares of its common stock (529,596 post merger shares) to a co-founder for consulting services with a fair value of $1,440.

In November 2001 the Company entered into an agreement with a shareholder to develop an on-line game based on one of his books. The agreement requires a royalty payment based on the net income derived from the sale of the game

During the year two shareholders and officers advanced the Company $15,000 to fund operations. $12,000 remains outstanding as of December 31, 2001.

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

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB with the Commission on February 15, 2000.

         (b)      Reports on Form 8-K

    Form 8-K filed on January 15, 2002 reporting a Change in Control of the registrant as of December 31, 2001.

    Form 8-K/A filed on March 6, 2002 amending the Form 8-K filed on January 15, 2002 reporting a Change in Control of the registrant as of December 31, 2001 and including Financial Statements and Pro Forma Financial Statements.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 21, 2002                              LITERARY PLAYPEN, INC.


                                                   By: /S/ JESSE SACKMAN
                                                   --------------------------
                                                   Jesse Sackman,
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ JESSE SACKMAN            Director, Chairman, President,       March 21, 2002
----------------------       and Chief Executive Officer
    Jesse Sackman


/s/ ROBERTO CRAWFORD         Director, Chief Financial Officer    March 21, 2002
----------------------
    Roberto Crawford


/s/ MICHAEL MORRISON         Director, Secretary                  March 21, 2002
----------------------
    Michael Morrison




INDEX TO EXHIBITS

Financial Statements at December 31, 2001

                             LITERARY PLAYPEN, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                            THE PERIOD FROM INCEPTION

                                (APRIL 26, 2001)

                                       TO

                               DECEMBER 31, 2001,

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


       OFFICE ADDRESS:                                    MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200                            P.O. Box 6060
  Reno, Nevada 89509-6634                               Reno, Nevada 89513

                               Phone: 775/332.4200
                                Fax: 775/332.4210




                                TABLE OF CONTENTS

Independent Auditors' Report on the Financial Statements.................2
Balance Sheet............................................................4
Statements of Operations.................................................5
Statement of Changes in Shareholders' Equity.............................6
Statements of Cash Flows.................................................7
Notes to Financial Statements............................................8

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


       OFFICE ADDRESS:                                    MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200                            P.O. Box 6060
  Reno, Nevada 89509-6634                               Reno, Nevada 89513

                               Phone: 775/332.4200
                                Fax: 775/332.4210





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


February 11, 2002


Board of Directors
Literary Playpen, Inc.

We have audited the accompanying balance sheet of Literary Playpen, Inc., (a Company in the development stage), formerly known as Clusone Acquisition Corp., as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the period from inception (April 26, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Literary Playpen, Inc., (a Company in the development stage), as of December 31, 2001, and the results of its operations and its cash flows for the period from inception (April 26, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mark Bailey & Co., Ltd

Mark Bailey & Co., Ltd.
Reno, Nevada


                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS
                                     ------

                                                                    DECEMBER 31, 2001
                                                                     ------------
CASH                                                                 $     5,391
                                                                     ------------


DEFERRED TAX ASSET (net of valuation allowance of $5,797)                     --
                                                                     ------------

          Total current and total assets                             $     5,391
                                                                     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                     $     5,000
Shareholder advances
                                                                          12,000
                                                                     ------------

          Total current and total liabilities
                                                                          17,000
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized and none issued and outstanding
   Common stock, $.001 par value, 20,000,000 shares
     authorized, 2,500,000 shares issued and outstanding
     at December 31, 2001                                                  2,500

   Additional paid-in-capital                                              2,940

   Deficit accumulated during the development stage                      (17,049)
                                                                     ------------

       Total shareholders' equity
                                                                         (11,609)
                                                                     ------------

          Total liabilities and shareholders' equity                 $     5,391
                                                                     ============

    The Accompanying Notes are an Integral Part of These Financial Statements


                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
       For the Period from Inception (April 26, 2001) to December 31, 2001

                                                                  FROM INCEPTION
                                                                 (APRIL 26, 2001)
                                              CUMULATIVE DURING         TO
                                              DEVELOPMENT STAGE  DECEMBER 31, 2001
                                               ---------------    ---------------
Revenue                                        $           --     $           --


General and administrative expenses                     1,609              1,609

Consulting services                                     5,440              5,440

Legal and accounting expense                           10,000             10,000
                                               ---------------    ---------------


Net loss before income taxes                           17,049             17,049
                                               ---------------    ---------------

Provision for income taxes                                 --                 --
                                               ---------------    ---------------


Net loss                                       $       17,049     $       17,049
                                               ===============    ===============

Loss per common share
     basic and diluted                         $         0.01     $         0.01
                                               ===============    ===============

Weighted average common shares                      2,000,000          2,000,000
                                               ===============    ===============


    The Accompanying Notes are an Integral Part of These Financial Statements


                                                     LITERARY PLAYPEN, INC.
                                              (A Company in the Development Stage)
                                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the Period from Inception (April 26, 2001) to December 31, 2001

                                                                                                ACCUMULATED
                                                                                ADDITIONAL     DEFICIT DURING
                                                       COMMON STOCK              PAID-IN         DEVELOPMENT       TOTAL
                                                  SHARES         AMOUNT          CAPITAL            STAGE          EQUITY
                                              --------------------------------------------------------------------------------
Shares issued to officers
   and directors for
   consulting services in April 2001             1,470,404         1,470            2,530                              4,000

Shares issued to a co-founder for
   consulting services in April 2001               529,596           530              910                              1,440

Shares issued for the net assets
   of Clusone Acquisition Corp.
   in December 2001                                500,000           500             (500)                                -

Net loss                                                                                           (17,049)         (17,049)
                                              --------------------------------------------------------------------------------

Balance at December 31, 2001                     2,500,000      $  2,500       $    2,940      $   (17,049)       $ (11,609)
                                              ================================================================================



                     The Accompanying Notes are an Integral Part of These Financial Statements


                                           LITERARY PLAYPEN, INC.
                                    (A Company in the Development Stage)
                                          STATEMENTS OF CASHFLOWS
                    For the Period from Inception (April 26, 2001) to December 31, 2001
                                                                                            FROM INCEPTION
                                                                      CUMULATIVE            (APRIL 26, 2001)
                                                                         DURING                    TO
                                                                    DEVELOPMENT STAGE       DECEMBER 31, 2001
                                                                      ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net loss                                                          $   (17,049)            $   (17,049)

    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Increase in accounts payable                                      5,000                   5,000
          Increase in deferred tax asset                                    5,797                   5,797
          Increase in deferred tax valuation allowance                     (5,797)                 (5,797)
          Expense paid by issuance of stock                                 5,440                   5,440
                                                                      ------------            ------------


    Net cash used in operating activities                                  (6,609)                 (6,609)
                                                                      ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
          Proceeds received from shareholder advances                      15,000                  15,000
          Repayment of shareholder advances                                (3,000)                 (3,000)
                                                                      ------------            ------------

    Net cash provided by financing activities                              12,000                  12,000
                                                                      ------------            ------------

    Net increase in cash                                                    5,391                   5,391

    Cash and cash equivalents at April 26, 2001                                --                      --
                                                                      ------------            ------------

    Cash and cash equivalents at December 31, 2001                    $     5,391             $     5,391
                                                                      ============            ============


                 The Accompanying Notes are an Integral Part of These Financial Statements

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
         The Company was organized April 26, 2001, under the laws of the State of Nevada. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. The Company plans to operate wireless hand held and on-line games based on books written by best selling authors.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company plans an offering to raise up to $10,500,000. Until that time, the officers and directors have committed to advancing the operating costs of the Company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------
         The company maintains a cash balance in a non-interest-bearing bank account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001.

         YEAR END
         --------
         The Company has selected December 31 as its fiscal year end.

         INCOME TAXES
         ------------
         The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109, requires an asset and liability based approach in accounting for income taxes.

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------------
         INCOME TAXES (CONTINUED)
         ------------------------
         Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. (See Note 3)

         LOSS PER SHARE
         --------------
         Net loss per share is provided in accordance with SFAS No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

         REVENUE RECOGNITION
         -------------------
         In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2001, there was no revenue.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------
         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------------
         NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         -----------------------------------------
         and amortized. The Company will account for business combinations after December 31, 2001, in accordance with the guidance in SFAS No. 141.

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. As of December 31, 2001, the Company has no intangibles or goodwill and will implement the standard as of that date.

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management does not feel that this standard will materially affect the Company.

2.       SHAREHOLDER ADVANCES
         --------------------
         During the year two shareholders and officers advanced funds to the Company. The advances are due on demand and are non-interest-bearing. $12,000 remains outstanding as of December 31, 2001.

3.       ROYALTY AGREEMENT
         -----------------
         In November 2001 the Company entered into an agreement with Sidney Sheldon, a shareholder, to develop a wireless hand held and on-line game based on one of his books. The agreement requires payment of 10% of the net revenue generated from the games after all development costs have been recouped (see Note 7).

4.       FEDERAL INCOME TAXES
         --------------------
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will realize.

         The following is a schedule of the composition of the provision for income taxes:

                                                         December 31, 2001
         Deferred noncurrent tax asset                     $   5,797
         Valuation allowance                                  (5,797)
                                                           ----------
         Total provision for income taxes                  $      -0-
                                                           ==========

         The net change in the valuation account was $5,797 for the period from inception (April 26, 2001) to December 31, 2001. The Company has available net operating loss carryforwards totaling $17,049, which begin to expire in 2021.

5.       ACQUISITIONS
         ------------
         On December 31, 2001, Clusone Acquisition Corporation acquired all the outstanding common stock of Literary Playpen, Inc. For accounting purposes, the acquisition has been treated as an acquisition of Clusone Acquisition Corp., by Literary Playpen, Inc., and as a recapitalization of Literary Playpen, Inc. The historical financial statements as of December 31, 2001, are those of Literary Playpen, Inc. The pro forma information is presented to give effect to the acquisition as if the acquisition took place on January 1, 2001. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.
                                                                  Pro forma
                                                                  as of and
                                                             for the year ended
                                                              December 31, 2001

              Total assets                                         $   5,391
                                                                   ==========
              Total liabilities                                    $  17,000
              Shareholders' equity                                   (11,609)
                                                                   ---------
              Total liabilities and shareholders' equity           $   5,391
                                                                   =========
              Net loss                                             $ (18,274)
                                                                   =========
              Loss per common share basic and diluted              $   (.01)
                                                                   =========

6.       SHAREHOLDERS' EQUITY
         --------------------
         In April 2001 officers, directors and a co-founder were issued shares for consulting services. The following schedule shows the shares originally issued and the subsequent effects of the reverse stock split due to the merger in December 2001.

         In December 2001 the company was acquired by a public shell company in a reverse merger. For accounting purposes, this transaction is recorded as the Company acquiring the public shell and a recapitalization of the Company's equity. This transaction has the effect of a reverse stock split of 2.72 shares to 1.


6.       SHAREHOLDERS' EQUITY (CONTINUED)
         --------------------------------
         Shares issued in April 2001 to:                   Original number of Shares      After merger
         -------------------------------                   -------------------------      ------------
         CEO                                                       1,439,500                529,288
         President                                                   960,000                352,941
         Treasurer                                                   960,000                352,941
         Secretary                                                   640,000                235,294
                                                                  -----------            -----------
         All officers and directors                                3,999,500              1,470,404
                                                                  ===========            ===========
         Stock  issued to a  co-founder  in April 2001
         for consulting services                                   1,440,500                529,596
                                                                  ===========            ===========

         In December 2001 the Company merged with Clusone Acquisition Corp., in a reverse merger. For accounting purposes the transaction is recorded as the Company issuing 500,000 shares of its common stock for the net assets of Clusone Acquisition Corp.

7.       RELATED PARTY TRANSACTIONS
         --------------------------
         In April 2001 the Company issued to the President, CEO, Treasurer, and Secretary a total of 3,999,500 shares of its common stock (1,470,404 post merger shares) for consulting services with a fair value of $4,000. In April 2001 the Company also issued 1,440,500 shares of its common stock (529,596 post merger shares) to a co-founder for consulting services with a fair value of $1,440 (See Note 6).

         In November 2001 the Company entered into an agreement with a shareholder to develop an on-line game based on one of his books. The agreement requires a royalty payment based on the net income derived from the sale of the game (See Note 3).

         During the year two shareholders and officers advanced the Company $15,000 to fund operations. $12,000 remains outstanding as of December 31, 2001.

8.       SUBSEQUENT EVENTS
         -----------------
         In January 2002 the Company entered into another agreement with a shareholder, to create wireless hand held and on-line games based upon one of his books (see Note 3).

         In February 2002 the Company issued 3,000,000 shares of its common stock for the net assets of L1 Systems, Inc. The shareholders of L1 Systems, Inc., are also shareholders of the Company.