Form 10QSB
period 2002-03-31
LITERARY PLAYPEN INC
filed 2002-05-20
CIK 1106641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-29519



                             LITERARY PLAYPEN, INC.
                         F/k/a CLUSONE ACQUISITION CORP.
                 (Name of Small Business Issuer in its charter)


          Delaware                                                33-0889194
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   1495 Ridgeview Drive, Suite 220
            Reno, Nevada                                             89509
(Address or principal executive offices)                          (Zip Code)


Issuer's telephone number (775) 827-6300


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].


As of May 20, 2002, the Company had 5,500,000 shares of its $.001 par value common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

                                      INDEX



PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

     Condensed Balance Sheet at March 31, 2002 and
          December 31, 2001 (unaudited).......................................3

     Condensed Statements of Operations for the Quarter Ended
         March 31, 2002 (unaudited)...........................................4

     Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 2002 (unaudited).....................................5

     Notes to Condensed Financial Statements (unaudited)......................6

Item 2. Management's Discussion and Analysis or Plan of Operation.............9
PART II OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities...............................................15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signatures...................................................................16


                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET
                      March 31, 2002 and December 31, 2001
                                   (unaudited)
                                     ASSETS
                                                             March 31,  December 31,
                                                                2002        2001
                                                             ---------   ---------
CASH                                                         $  3,555    $  5,391
----
DEFERRED TAX ASSET
------------------
(net of valuation allowance of $5,797)                              0           0
Goodwill
(net of amortization allowance of $3,000)                           0           0
Total current and total assets                               $  3,555    $  5,391
                                                             ---------   ---------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
-------------------
Accounts payable                                             $ 10,000    $  5,000
Shareholder advances                                           14,400      12,000
Total current and total liabilities                          $ 24,400    $ 17,000
                                                             ---------   ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock, $.001 par value, 10,000,000 shares
     authorized and none issued and outstanding
Common stock, $.001 par value, 20,000,000 shares
     authorized, 2,500,000 shares issued and
     outstanding at December 31, 2001                               -       2,500
     5,500 shares issued and
     outstanding at March 31, 2002
                                                                5,500           -
Additional paid-in-capital                                      2,940       2,940
Deficit accumulated during the development stage              (29,285)    (17,049)
Total shareholders' equity                                    (20,845)    (11,609)
                                                             ---------   ---------

Total liabilities and shareholders' equity                   $  3,555    $  5,391
                                                             ---------   ---------

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                MARCH 31, 2002
                                                              ------------------
Revenue                                                       $             -

General and administrative expenses                                     7,236
Consulting services                                                         0
Legal and accounting expense                                            5,000
                                                              ------------------
Net loss before income taxes                                           12,236
                                                              ------------------

Provision for income taxes                                                  -
                                                              ------------------

Net loss                                                      $        12,236
                                                              ==================

Loss per common share
basic and diluted                                             $             0.00
                                                              ==================

Weighted average common shares                                      5,500,000
                                                              ==================

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                             STATEMENT OF CASHFLOWS
                    For the Three Months Ended March 31, 2002



                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2002
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
     Net loss                                                          $(12,236)
     Adjustments to reconcile net loss to net cash
              used in operating activities:
              Increase in accounts payable                                5,000
Increase in other asset (Goodwill)                                        3,000
Increase in other asset amortization allowance                           (3,000)
              Expense paid by issuance of stock                           3,000
                                                                       ---------
     Net cash used in operating activities                               (4,236)
                                                                       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
              Proceeds received from shareholder advances                 2,400
     Net cash provided by financing activities                            2,400
                                                                       ---------

     Net decrease in cash                                                (1,836)
     Cash and cash equivalents at December 31, 2001                       5,391
                                                                       ---------

     Cash and cash equivalents at March 31, 2002                       $  3,555
                                                                       =========

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
               NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002



1.       BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited interim financial statements of Literary Playpen, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10KSB.

2.       GOING CONCERN
         -------------
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities. The Company is planning to raise $1,500,000 to $2,000,000 through a private placement that is to be completed in 2002.

3.       ACQUISITIONS
         -------------
         In February 2002 Literary Playpen Inc., acquired all the outstanding common stock of L 1 Systems, Inc. For accounting purposes, the acquisition has been treated as a purchase. The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L 1 Systems, Inc. As there is no market at this time for the stock of the Company or L 1 Systems, Inc., the fair value of the purchase is the par value of the stock given ($3,000). L 1 Systems, Inc., has no net assets. As a result, the excess of par value of the stock given over the net assets has been treated as goodwill. Due to the uncertainty of the benefit to be obtained, the goodwill has been written off in full.

                  Purchase price                                      $  3,000
                  Net assets of L 1 Systems, Inc.                           -0-
                  Resulting goodwill                                  $  3,000

                  Amortization of goodwill                            $  3,000

         The unaudited pro forma combined financial information and the notes related thereto should be read in conjunction with the Company's financial statements and related notes, included in the Company's fiscal 2001 annual Form 10-KSB. The financial statements of L 1 Systems, Inc., have been compiled for the pro forma presentation by management. The financial statements of Literary Playpen, Inc., have been prepared in accordance with accounting principles generally accepted in the United States.

         The unaudited pro forma combined financial statements' information is based upon the historical financial statements of the Company and L 1 Systems, Inc., and have been prepared to illustrate the acquisition of L 1 Systems which was effective in February 2002.

         The unaudited pro forma combined statement of operations for the period from inception (April 26, 2001) to December 31, 2001, gives effect to the transaction described above as if the transaction had been completed at the beginning of the fiscal year (January 1, 2001).

         ------------------------
         The unaudited pro forma combined statement of operations was based on the separate historical statements of operations of the Company and L 1 Systems, Inc., for the period and year ended December 31, 2001.

         The pro forma adjustments established goodwill and the related amortization and eliminated the results of operations for L 1 Systems, Inc., for the periods before the merger.

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is classified as a development stage company because its principal activities involve seeking to develop business activities.

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

      Item 2.     Changes in Securities

                  None.

      Item 3.     Defaults Upon Senior Securities

                  None.

      Item 4.     Submission of Matters to a Vote of Security Holders
         On October 18, 2001, the Registrant entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), which was approved unanimously by the shareholders, whereby it agreed to issue 2,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of Literary Playpen, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on December 31, 2001.

         On January 24, 2002, our board of directors adopted resolutions proposing and declaring advisable an amendment to our certificate of incorporation to give effect to a change of our name to "Literary Playpen, Inc."

         On January 25, 2002, the amendment was adopted by the written consent of holders of a majority of the issued and outstanding shares of our common stock entitled to vote thereon in accordance with Section 228 of the General Corporation Law of the State of Delaware. Our board of directors decided to obtain the written consent of holders of a majority of the outstanding common stock entitled to vote on the amendment in order to eliminate the cost and delay involved in holding a special meeting of our stockholders and in order to amend our certificate of incorporation in a timely manner.


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

         Form 8-K filed on February 14, 2002 reporting a Change in Control of the registrant as of January 30, 2002.

         Form 8-K/A filed on March 18, 2002 amending the Form 8-K filed on February 14, 2002 reporting a Change in Control of the registrant as of January 30, 2002 and including Financial Statements and Pro Forma Financial Statements.







                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)


                            By: /s/ Jesse A. Sackman
                               ---------------------
                                Jesse A. Sackman
                             Chief Executive Officer


                            By: /s/ Roberto Crawford
                                --------------------
                                Roberto Crawford
                             Chief Financial Officer


Dated: May 20, 2002