Form 10QSB/A
period 2002-03-31
LITERARY PLAYPEN INC
filed 2002-06-19
CIK 1106641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

Item 2. Management's Discussion and Analysis or Plan of Operation............11

PART II OTHER INFORMATION

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities...............................................17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17

Signatures...................................................................18


                                LITERARY PLAYPEN, INC.
                         (A Company in the Development Stage)
                                    BALANCE SHEETS
                   March 31, 2002 (unaudited) and December 31, 2001
                                        ASSETS
                                        ------
                                                                        December 31,
                                                        March 31, 2002      2001
                                                        -------------   -------------
CASH                                                    $      3,555    $      5,391
                                                        -------------   -------------

  Total current assets                                         3,555           5,391
                                                        -------------   -------------


DEFERRED TAX ASSET (NET)                                           -               -
                                                        -------------   -------------


     Total assets                                       $      3,555    $      5,391
                                                        =============   =============



            LIABILITIES AND SHAREHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES
Accounts payable                                        $     10,000    $      5,000
Shareholder advances                                          14,400          12,000
                                                        -------------   -------------

     Total current and total liabilities                      24,400          17,000
                                                        -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized and none issued and outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 5,500,000 and 2,500,000 shares
    issued and outstanding                                     5,500           2,500
  Additional paid-in-capital                                   2,940           2,940
  Deficit accumulated during the development stage           (29,285)        (17,049)
                                                        -------------   -------------

     Total shareholders' deficit                             (20,845)        (11,609)
                                                        -------------   -------------

       Total liabilities and shareholders' deficit      $      3,555    $      5,391
                                                        =============   =============


                    See Notes to the Interim Financial Statements


                                 LITERARY PLAYPEN, INC.
                          (A Company in the Development Stage)
                                 STATEMENT OF OPERATIONS
                  For the Three Months Ended March 31, 2002 (unaudited)

                                                             Cumulative
                                                               During
                                                             Development
                                                                Stage      March 31, 2002
                                                             -----------    -----------
REVENUE                                                      $        -     $        -

OPERATING COSTS AND EXPENSES
General and administrative expenses                                 518            459
Consulting services                                               5,440              -
Investor relations                                                3,152          1,602
Filing expenses                                                   2,175          2,175
Legal and accounting expense                                     15,000          5,000
Loss on impairment of license agreement                           3,000          3,000
                                                             -----------    -----------

   Net loss before income taxes                                  29,285         12,236
                                                             -----------    -----------

Provision for income taxes                                            -              -
                                                             -----------    -----------

   Net loss                                                  $   29,285     $   12,236
                                                             ===========    ===========

Loss per common share basic and diluted                      $     0.01     $     0.00
                                                             ===========    ===========

Weighted average common shares basic and diluted              2,625,000      4,500,000
                                                             ===========    ===========

                      See Notes to the Interim Financial Statements

                                            4


                                   LITERARY PLAYPEN, INC.
                            (A Company in the Development Stage)
                                  STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 2002 (unaudited)

                                                               Cumulative
                                                                 During
                                                               Development
                                                                  Stage      March 31, 2002
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $   (29,285)   $   (12,236)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss on impairment of license agreement                     3,000          3,000
         Increase in accounts payable                               10,000          5,000
         Increase in deferred tax asset                             (9,957)        (4,160)
         Increase in deferred tax valuation allowance                9,957          4,160
         Expense paid by issuance of stock                           5,440              -
                                                               ------------   ------------

     Net cash used in operating activities                         (10,845)        (4,236)
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds received from shareholder advances                17,400          2,400
         Repayment of shareholder advances                          (3,000)             -
                                                               ------------   ------------

     Net cash provided by financing activities                      14,400          2,400
                                                               ------------   ------------

     Net increase (decrease) in cash                                 3,555         (1,836)

     Cash and cash equivalents at April 26, 2001 (inception)
       and December 31, 2001                                             -          5,391
                                                               ------------   ------------

     Cash and cash equivalents at March 31, 2002               $     3,555    $     3,555
                                                               ============   ============


SUPPLEMENTARY AND NON CASH INFORMATION:

     No amounts were actually paid for either interest or income taxes during the period ended March 31, 2002.

     In February 2002 the Company issued 3,000,000 shares of its common stock for the purchase of L1 Systems, Inc.


                       See Notes to the Interim Financial Statements

                                             5

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

1.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------
         BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited interim financial statements of Literary Playpen, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

         LICENSE AGREEMENT
         -----------------
         The license agreement represents the par value of the stock tendered at the date of acquisition, since the agreement was the only asset that the acquiree owned. The Company accounts for intangibles in accordance with Statement of Financial Accounting Standard (SFAS) No. 142. Because of its indefinite life, the license agreement was not amortized, but has been tested for impairment. According to SFAS 142, the intangible's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The carrying value of the license agreement has been written down to zero at March 31, 2002. (See Note 3)

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -------------------------------------------
         GOING CONCERN
         -------------
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities. The Company is planning to raise $1,500,000 to $2,000,000 through a private placement that is to be completed in 2002.

2.       CAPITAL STOCK
         -------------
         In February 2002 the Company issued 3,000,000 shares of its common stock for all the outstanding stock of L 1 Systems, Inc.

3.       ACQUISITIONS
         ------------
         In February 2002 the Company acquired all the outstanding common stock of L 1 Systems, Inc. For accounting purposes, the acquisition was treated as a purchase. The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L 1 Systems, Inc. (See Note 2). As there is no market at this time for the stock of the Company or L 1 Systems, Inc., the fair value of the purchase is the par value of the stock given ($3,000). L 1 Systems, Inc., has only one asset: a license agreement. As a result, the par value of the stock has been assigned to the license agreement. Management of the Company has ascertained that the carrying value of the agreement may not be recoverable as no future cash flows from the agreement can be projected. Management considers this asset to be 100% impaired as of March 31, 2002.

                             LITERARY PLAYPEN, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002


3.       ACQUISITIONS (CONTINUED)
         ------------------------

                  License agreement                      $  3,000
                  Loss on impairment                       (3,000)
                                                         =========
                  Net carrying value                     $     -0-
                                                         =========


         The accompanying presentation is prepared for the pro forma information detailing the acquisition of L 1 Systems, Inc., and the Company.

         The unaudited pro forma combined financial statements' information at March 31, 2002, is based upon the historical financial statements of the Company and L 1 Systems, Inc., and has been prepared to illustrate the acquisition of L 1 Systems.

         The unaudited pro forma combined statement of operations for the three months ended March 31, 2002, gives effect to the transaction described above as if the transaction had been completed at the beginning of the fiscal year (January 1, 2002). It is based on the separate historical statements of operations of the Company and L 1 Systems, Inc., for the three months ended March 31, 2002.

         The pro forma adjustments eliminated the common stock outstanding and the results of operations for L 1 Systems, Inc., for the periods before the merger.

                                            LITERARY PLAYPEN, INC.
                                     (A Company in the Development Stage)
                                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                March 31, 2002


3.       ACQUISITIONS (CONTINUED)
         ------------------------

                                                             Historical
                                                      Literary         L 1
                                                      Playpen,       Systems,      Pro Forma      Pro Forma
                                                        Inc.           Inc.       Adjustments      Combined
                                                    ------------   ------------   ------------   ------------
                          ASSETS
                          ------

     CASH                                           $     3,555    $        -0-   $        -0-   $     3,555
                                                    ------------   ------------   ------------   ------------

     DEFERRED TAX ASSET
       (Net of valuation allowance)                          -0-            -0-            -0-            -0-
                                                    ------------   ------------   ------------   ------------

     Total current and total assets                 $     3,555    $        -0-   $        -0-   $     3,555
                                                    ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' DEFICIT
          -------------------------------------

     CURRENT LIABILITIES
       Accounts payable                             $    10,000    $        -0-   $        -0-   $    10,000
       Shareholders advance                              14,400             -0-            -0-        14,400
                                                    ------------   ------------   ------------   ------------

     Total current and total liabilities                 24,400             -0-            -0-        24,400
                                                    ------------   ------------   ------------   ------------

     SHAREHOLDERS' DEFICIT
       Preferred stock                                      -0-             -0-           -0-             -0-
       Common stock                                       5,500          3,000        (3,000)          5,500
       Additional paid in capital                         2,940             -0-           -0-          2,940
       Retained deficit                                 (29,285)        (3,000)         3,000        (29,285)
                                                    ------------   ------------   ------------   ------------

     Total shareholders' deficit                        (20,845)            -0-            -0-       (20,845)
                                                    ------------   ------------   ------------   ------------

     Total liabilities and shareholders' deficit    $     3,555    $        -0-   $        -0-   $     3,555
                                                    ============   ============   ============   ============


                                                      9

                                            LITERARY PLAYPEN, INC.
                                     (A Company in the Development Stage)
                                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                                March 31, 2002

3.       ACQUISITIONS (CONTINUED)
         ------------------------
                                                             Historical
                                                      Literary         L 1
                                                      Playpen,       Systems,      Pro Forma      Pro Forma
                                                        Inc.           Inc.       Adjustments      Combined
                                                    ------------   ------------   ------------   ------------

     Revenue                                        $        -0-   $        -0-   $        -0-   $        -0-

     General and administrative expenses                    459             -0-            -0-           459
     Investor relations                                   1,602             -0-            -0-         1,602
     Legal and accounting expenses                        7,175             -0-            -0-         7,175
     Loss on impairment of license agreement              3,000             -0-            -0-         3,000
                                                    ------------   ------------   ------------   ------------

     Net loss before income taxes                        12,236             -0-            -0-        12,236
                                                    ------------   ------------   ------------   ------------

     Provision for income taxes                              -0-            -0-            -0-            -0-
                                                    ------------   ------------   ------------   ------------

     Net loss                                       $    12,236    $        -0-   $        -0-   $    12,236
                                                    ============   ============   ============   ============

     Loss per common share basic and diluted
                                                    $      0.00    $      0.00    $      0.00    $      0.00
                                                    ============   ============   ============   ============


                                                      10

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


Dated: June 19, 2002