Form 10QSB
period 2002-06-30
LITERARY PLAYPEN INC
filed 2002-08-14
CIK 1106641

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13

    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-29519

                             LITERARY PLAYPEN, INC.

                         F/k/a CLUSONE ACQUISITION CORP.

                 (Name of Small Business Issuer in its charter)

          Delaware                                                33-0889194

- -------------------------------                              -------------------

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

As of August 14, 2002, the Company had 5,500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

                                                                            ----

     Condensed Balance Sheet at June 30, 2002 and

          December 31, 2001 (unaudited).......................................3

     Condensed Statements of Operations for the Six and Three Months Ended

         June 30, 2002 (unaudited)............................................4

     Condensed Statements of Cash Flows for the Six Months

PART II OTHER INFORMATION

                                LITERARY PLAYPEN, INC.

                         (A Company in the Development Stage)

                                    BALANCE SHEETS

                   June 30, 2002 (unaudited) and December 31, 2001

                                        ASSETS

                                        ------

                                                                        December 31,

                                                        June 30, 2002      2001

                                                        -------------   -------------

CASH                                                    $      5,073    $      5,391

                                                        -------------   -------------

  Total current assets                                         5,073           5,391

                                                        -------------   -------------

DEFERRED TAX ASSET (NET)                                           -               -

                                                        -------------   -------------

     Total assets                                       $      5,073    $      5,391

                                                        =============   =============

            LIABILITIES AND SHAREHOLDERS' DEFICIT

            -------------------------------------

CURRENT LIABILITIES

Accounts payable                                        $     20,000    $      5,000

Shareholder advances                                          17,400          12,000

                                                        -------------   -------------

     Total current and total liabilities                      37,400          17,000

                                                        -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

  Preferred stock, $.001 par value, 10,000,000 shares

    authorized and none issued and outstanding

  Common stock, $.001 par value, 20,000,000 shares

    authorized, 5,500,000 and 2,500,000 shares

    issued and outstanding                                     5,500           2,500

  Additional paid-in-capital                                   2,940           2,940

  Deficit accumulated during the development stage           (40,767)        (17,049)

                                                        -------------   -------------

     Total shareholders' deficit                             (32,327)        (11,609)

                                                        -------------   -------------

       Total liabilities and shareholders' deficit      $      5,073    $      5,391

                                                        =============   =============

                    See Notes to the Interim Financial Statements

                                 LITERARY PLAYPEN, INC.

                          (A Company in the Development Stage)

                                 STATEMENT OF OPERATIONS

                  For the Six and Three Months Ended June 30, 2002 (unaudited)

                                             Cumulative

                                               During       Six Months    Three Months

                                             Development      Ended          Ended

                                               Stage       June 30, 2002  June 30, 2002

                                             -----------    -----------    -----------

REVENUE                                      $        -     $        -     $        -

OPERATING COSTS AND EXPENSES

General and administrative expenses              (2,000)        (1,941)        (1,482)

Consulting services                              (5,440)             -              -

Investor relations                               (3,152)        (1,602)             -

Filing expenses                                  (2,175)        (2,175)             -

Legal and accounting expense                    (25,000)       (15,000)       (10,000)

Loss on impairment of license agreement          (3,000)        (3,000)             -

                                             -----------    -----------    -----------

   Net loss before income taxes                 (40,767)       (23,718)       (11,482)

                                             -----------    -----------    -----------

Provision for income taxes                            -              -              -

                                             -----------    -----------    -----------

   Net loss                                  $  (40,767)     $ (23,718)     $ (11,482)

                                             ===========    ===========    ===========

Loss per common share basic and diluted      $    (0.01)     $   (0.00)     $   (0.00)

                                             ===========    ===========    ===========

Weighted average common shares

      basic and diluted                       3,200,000      5,000,000      5,500,000

                                             ===========    ===========    ===========

                      See Notes to the Interim Financial Statements

                                   LITERARY PLAYPEN, INC.

                            (A Company in the Development Stage)

                                  STATEMENTS OF CASH FLOWS

                   For the Six Months Ended June 30, 2002 (unaudited)

                                                               Cumulative

                                                                 During

                                                               Development

                                                                  Stage       June 30, 2002

                                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                  $   (40,767)   $   (23,718)

     Adjustments to reconcile net loss to net cash

       used in operating activities:

         Loss on impairment of license agreement                     3,000          3,000

         Increase in accounts payable                               20,000         15,000

         Increase in deferred tax asset                            (13,861)        (8,064)

         Increase in deferred tax valuation allowance               13,861          8,064

         Expense paid by issuance of stock                           5,440              -

                                                               ------------   ------------

     Net cash used in operating activities                         (12,327)        (5,718)

                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds received from shareholder advances                20,400          5,400

         Repayment of shareholder advances                          (3,000)             -

                                                               ------------   ------------

     Net cash provided by financing activities                      17,400          5,400

                                                               ------------   ------------

     Net increase (decrease) in cash                                 5,073           (318)

     Cash and cash equivalents at April 26, 2001 (inception)

       and December 31, 2001                                             -          5,391

                                                               ------------   ------------

     Cash and cash equivalents at June 30, 2002                $     5,073    $     5,073

                                                               ============   ============

SUPPLEMENTARY AND NON CASH INFORMATION:

     No amounts were actually paid for either interest or income taxes during the period ended June 30, 2002.

     In February 2002 the Company issued 3,000,000 shares of its common stock for the purchase of L1 Systems, Inc.

                       See Notes to the Interim Financial Statements

                             LITERARY PLAYPEN, INC.

                      (A Company in the Development Stage)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                 June 30, 2002

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies. Management presumes that users of the interim statements have read or have access to the

         audited financial statements and notes thereto included in the

         Company's most recent annual report on Form 10KSB.

         LICENSE AGREEMENT

         -----------------

         The license agreement represents the par value of the stock tendered at the date of acquisition, since the agreement was the only asset that the acquiree owned. The Company accounts for intangibles in accordance with Statement of Financial Accounting Standard (SFAS) No. 142. Because

         of its indefinite life, the license agreement was not amortized, but has been tested for impairment. According to SFAS 142, the intangible's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The carrying value of the license agreement has been written down to zero at June 30, 2002. (See Note 3)

                             LITERARY PLAYPEN, INC.

                      (A Company in the Development Stage)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                 June 30, 2002

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         -------------------------------------------

         NEW PRONOUNCEMENTS

         ------------------

In May 2002 the Financial Accounting Standards Board (“FASB”) issued

         SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment

         of FASB Statement No. 13, and Technical Corrections”. This

         pronouncement requires that gains or losses arising from an early extinguishment of debt that are part of a company’s recurring operations (i.e, a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS

         No. 145 has not had a material effect on the financial results.

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

3.       ACQUISITIONS

         ------------

         In February 2002 the Company acquired all the outstanding common stock of L 1 Systems, Inc., a related party. All of the directors of L1

         Systems, Inc. were also directors of Literary Playpen, Inc. For accounting purposes, the acquisition was treated as a purchase.

         The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L 1 Systems, Inc.

         (See Note 2). As there is no market at this time

         for the stock of the Company or L 1 Systems, Inc., the fair value of the purchase is the par value of the stock given ($3,000). L 1 Systems,

         Inc., has only one asset: a license agreement, and the par value of the stock has been assigned to the license agreement.

         Management of the Company has ascertained that the carrying value of the agreement may not be recoverable as no future cash flows from the agreement can be projected. Management considers this asset to be 100%

         impaired as of June 30, 2002.

                             LITERARY PLAYPEN, INC.

                      (A Company in the Development Stage)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                 June 30, 2002

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

         The unaudited pro forma combined financial statements' information at

         June 30, 2002, is based upon the historical financial statements of the Company and L 1 Systems, Inc., and has been prepared to illustrate the acquisition of L 1 Systems.

         The unaudited pro forma combined statement of operations for the six months ended June 30, 2002, gives effect to the transaction described above as if the transaction had been completed at the beginning of the fiscal year (January 1, 2002). It is based on the separate historical statements of operations of the Company and L 1 Systems, Inc., for the six months ended June 30, 2002.

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

                                            LITERARY PLAYPEN, INC.

                                     (A Company in the Development Stage)

                                   NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                                June 30, 2002

3.       ACQUISITIONS (CONTINUED)

         ------------------------

                                                             Historical

                                                      Literary         L 1

                                                      Playpen,       Systems,      Pro Forma      Pro Forma

                                                        Inc.           Inc.       Adjustments      Combined

                                                    ------------   ------------   ------------   ------------

                          ASSETS

                          ------

     CASH                                           $     5,073    $        -0-   $        -0-   $     5,073

                                                    ------------   ------------   ------------   ------------

     DEFERRED TAX ASSET

       (Net of valuation allowance)                          -0-            -0-            -0-            -0-

                                                    ------------   ------------   ------------   ------------

     Total current and total assets                 $     5,073    $        -0-   $        -0-   $     5,073

                                                    ============   ============   ============   ============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

          -------------------------------------

     CURRENT LIABILITIES

       Accounts payable                             $    20,000    $        -0-   $        -0-   $    20,000

       Shareholders advance                              17,400             -0-            -0-        17,400

                                                    ------------   ------------   ------------   ------------

     Total current and total liabilities                 37,400             -0-            -0-        37,400

                                                    ------------   ------------   ------------   ------------

     SHAREHOLDERS' DEFICIT

       Preferred stock                                      -0-             -0-           -0-             -0-

       Common stock                                       5,500          3,000        (3,000)          5,500

       Additional paid in capital                         2,940             -0-           -0-          2,940

       Retained deficit                                 (40,767)        (3,000)         3,000        (40,767)

                                                    ------------   ------------   ------------   ------------

     Total shareholders' deficit                        (32,327)            -0-            -0-       (32,327)

                                                    ------------   ------------   ------------   ------------

     Total liabilities and shareholders' deficit    $     5,073    $        -0-   $        -0-   $     5,073

                                                    ============   ============   ============   ============

                                            LITERARY PLAYPEN, INC.

                                     (A Company in the Development Stage)

                                   NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                                June 30, 2002

3.       ACQUISITIONS (CONTINUED)

         ------------------------

                                                             Historical

                                                      Literary         L 1

                                                      Playpen,       Systems,      Pro Forma      Pro Forma

                                                        Inc.           Inc.       Adjustments      Combined

                                                    ------------   ------------   ------------   ------------

     Revenue                                        $        -0-   $        -0-   $        -0-   $        -0-

     General and administrative expenses                  1,941             -0-            -0-         1,941

     Filing Expenses                                      2,175             -0-            -0-         2,175

     Investor relations                                   1,602             -0-            -0-         1,602

     Legal and accounting expenses                       15,000             -0-            -0-        15,000

     Loss on impairment of license agreement              3,000             -0-            -0-         3,000

                                                    ------------   ------------   ------------   ------------

     Net loss before income taxes                        23,718             -0-            -0-        23,718

                                                    ------------   ------------   ------------   ------------

     Provision for income taxes                              -0-            -0-            -0-            -0-

                                                    ------------   ------------   ------------   ------------

     Net loss                                       $    23,718    $        -0-   $        -0-   $    23,718

                                                    ============   ============   ============   ============

     Loss per common share basic and diluted

                                                    $      0.00    $      0.00    $      0.00    $      0.00

                                                    ============   ============   ============   ============

4.       RELATED PARTY TRANSACTIONS

         --------------------------

         In February 2002 the Company acquired all the outstanding common stock of L 1 Systems, Inc., a related party. All of the directors of L1

         Systems, Inc. were also directors of Literary Playpen, Inc. The Company issued 3,000,000 shares of its common stock with a par Value of $.001,

         for all the outstanding stock of L 1 Systems, Inc. (See Note 3).

                             LITERARY PLAYPEN, INC.

                      (A Company in the Development Stage)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company is classified as a development stage company because its principal activities involve seeking to develop business activities.

         Management is seeking to raise up to a maximum of $10,000,000 by offering to accredited investors only, an as yet undetermined number of shares of our restricted Common Stock, all pursuant to Regulation D, Rule 506.

We are an entertainment company that owns rights to literary content by the author Sidney Sheldon. The target use for our technology is a series of wireless and PC-based video games intended to form a new literary art form.

We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by top-tier writers,

such as our largest shareholder Sidney Sheldon, with fast-emerging communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works.

We intend to create a series of online interactive video games and believe that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI.

We have a strong technical foundation to develop the games proposed in this

Summary.  The professional technical background of our founder/CEO in computer game development and the Internet and wireless infrastructure necessary for large-scale game deployment of the type described in this summary spans almost the entirety of the existence of personal computers, just four years less than

Bill Gates.  Adding to the CEO’s impressive ability to produce these breakthrough games, our President spent the last seven years developing and marketing products for the PC and all major console platforms such as the Sony

PlayStation and Playstation 2, Nintendo 64, Microsoft Xbox and Nintendo

Gamecube in Vice-Presidential and Directorial positions for interactive video game publishers Crave Entertainment Inc. and Interplay.

Our strategy uniquely combines our technical expertise in the development of game and wireless technology, leveraged with high-end literary content, as a unique distribution channel into a new realm of interactive media. We believe that national and international distribution is possible, based on distribution of current best-selling works of fiction by top-tier writers, such as

Sidney Sheldon.

Our strategy seeks to place our proposed products at the forefront of two rapidly growing technologies (wireless communication and interactive video gaming) while capitalizing on the well-established brand/name awareness and distribution channels of the literary world.

Description of Interactive Literature

Just about every facet of life has become interactive since the development of inexpensive computers began in the mid-1970’s.  People are used to calling using automated telephone systems to check their bank balances rather going to the bank.  Weather reports, specific to one’s ZIP code, are readily available on the Internet.  Voice-mail, e-mail, and chat have replaced many forms of human interaction.

However, the telling of stories remains a one-way proposition.  The writer tells the story and the reader reads it.  A film director creates a movie and the audience watches it.  The only interactivity to be found is in chatting online with others about the story.

There is a form of interactive storytelling as old as the computer itself.

Back in the 1950’s, the first “adventure game” (now called

“role-playing games” or RPGs) was created, allowing the player to make choices and live or die, succeed or fail, based on those choices.  However,

RPGs are very unsophisticated in story structure, relying more on a “Dungeons and Dragons” action appeal to their mostly male, mostly teen audience.

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

Strong growth is projected to continue for the interactive entertainment category as new hardware platforms, such as the Sony PlayStation 2, Nintendo’s

Gamecube and Microsoft’s Xbox are launched, on-line gaming via the Internet grows and wireless technologies continue to develop.

In the realm of wireless technology, as web-based cellular telephones and handheld organizers, PDAs (Personal Digital Assistants) have become ubiquitous;

the video game market is poised to strongly capitalize on that technology as well.  Within the computer industry, development and implementation of wireless infrastructure is the fastest growing segment.

LPI’s strategy combines the relatively inexpensive development of wireless game technology, leveraged with high-end literary content, as a basis for seeking to develop a new realm of interactive video gaming, leading to the convergence of literature and new media.

Short Term Goal

We intend that, during the lengthier development cycle of the PC-based game,

a series of relatively easy to develop text-based wireless games will be regularly released for cellular phones in North America and,

potentially, abroad.

The first wireless games may be targeted at the teen and young woman demographics (possibly released in Japan), as that is one of

Sidney Sheldon’s prime demographics. Japan has 45% cellular phone usage and a standardized wireless system. A “standardized” system simplifies development of the software.

Long Term Goal

Even though the initial development is based on wireless (because it has a fast production cycle), the wireless market is booming.  If the wireless products we propose to produce during the “short-term” period are successful,

their production will likely continue and expand.

Over the first two-years of the development cycle, we seek to develop a role-playing game based on, and to be distributed with, a current hardcover release. These games, to be played on personal computers and game consoles,

are expected to be far more sophisticated in design and more far-reaching in possibilities.

We anticipate the PC game will present players with the option of choosing which character from the book they wish to portray.  That player then gets matched up with other players portraying other characters.  Of course, many players will wish to play the same characters, so we intend to implement existing “matching” technology, which more or less allows people to join in until there is no more room and it closes off that particular session of the game.  When players claim one game’s characters, a new game will commence.

Thus, many versions of a particular book will be played simultaneously,

allowing many players to be the lead characters.

Just as the text-based wireless game presented a scenario and allowed the player to interact with the objects in that scenario, the PC-based version does the same, but in a 3-D, first-person perspective, similar to so many

“shooter” games today, such as “Quake.”

Literally, players will be in their favorite books, exploring, interacting with players from around the world, changing the story as they go.  They can

“re-read” the same book dozens of times, with a different result every time.

They can also re-read the same book as a different character.  Or, they can go in just to wreak havoc if they wish.  As the Literary Playpen library expands, readers can portray characters in multiple books by multiple authors.

Market Potential

The general consensus of the computer, video gaming and information technology industries is that the next big boom in the U.S. economy will be sales of wireless products.  We expect that our proposed products will be at the forefront of that wave.

According to the Spring 2001 Ownership Report from Statistical Research, Inc.,

15% of U.S. households have web-enabled cellular telephones or PDAs.  In households with annual income of $50,000 or more, the percentage rises to 26%.

Dataquest’s Gartner Group shows that more than 10 million PDA’s were sold worldwide last year, and is anticipated to grow even more in light of

Microsoft’s release of the PocketPC 2002 operating system.  Sales are expected to be about 16 million in 2002 and 23 million in 2003.

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

When LPI’s largest shareholder, Sidney Sheldon, publishes a new hard cover title, it typically generates 600,000 sales in the U.S. and two million sales worldwide.  Mr. Sheldon is preparing two books for simultaneous publication during the Christmas season of 2002.  One of those titles is his memoirs,

which his publishers and LPI management believe will generate larger-than-typical sales.

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

Dated: August 14, 2002

