Form 10QSB/A
period 2002-06-30
LITERARY PLAYPEN INC
filed 2002-08-23
CIK 1106641

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

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at June 30, 2002 and December 31, 2001 (unaudited)

3

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2002 (unaudited)

4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 (unaudited)

5

Notes to Condensed Financial Statements (unaudited)

6

Item 2. Management's Discussion and Analysis or Plan of Operation

10

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

13

Item 2.  Changes in Securities

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits and Reports on Form 8-K

13

Signatures

14

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEETS

June 30, 2002 (unaudited) and December 31, 2001

ASSETS

December 31,

June 30, 2002

2001

CASH

$

5,073

$

5,391

Total current assets

5,073

5,391

DEFERRED TAX ASSET (NET)

-

-

Total assets

$

5,073

$

5,391

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

20,000

$

5,000

Shareholder advances

17,400

12,000

     Total current and total liabilities

37,400

17,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,500,000 and 2,500,000 shares

issued and outstanding

5,500

2,500

  Additional paid-in-capital

2,940

2,940

  Deficit accumulated during the development stage

(40,767)

(17,049)

Total shareholders' deficit

(32,327)

(11,609)

Total liabilities and shareholders' deficit

$

5,073

$

5,391

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF OPERATIONS

For the Six and Three Months Ended June 30, 2002 (unaudited)

Cumulative

During

Six Months

Three Months

Development

Ended

Ended

 Stage

June 30, 2002

June 30, 2002

REVENUE

$

-

$

-

$

-

OPERATING COSTS AND EXPENSES

General and administrative expenses

(2,000)

(1,941)

(1,482)

Consulting services

(5,440)

-

-

Investor relations

(3,152)

(1,602)

-

Filing expenses

(2,175)

(2,175)

-

Legal and accounting expense

(25,000)

(15,000)

(10,000)

Loss on impairment of license agreement

(3,000)

(3,000)

-

Net loss before income taxes

(40,767)

(23,718)

(11,482)

Provision for income taxes

-

-

-

Net loss

$

(40,767)

$

(23,718)

$

(11,482)

Loss per common share basic and diluted

$

(0.01)

 $

(0.00)

$

(0.00)

Weighted average common shares basic and diluted

3,200,000

5,000,000

5,500,000

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

Net cash used in operating activities

(12,327)

(5,718)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds received from shareholder advances

20,400

5,400

Repayment of shareholder advances

(3,000)

-

Net cash provided by financing activities

17,400

5,400

Net increase (decrease) in cash

5,073

(318)

     Cash and cash equivalents at April 26, 2001 (inception) and December 31, 2001

 -

5,391

     Cash and cash equivalents at June 30, 2002

$

5,073

$

5,073

SUPPLEMENTARY AND NON-CASH INFORMATION:

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

BASIS OF PRESENTATION

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

LICENSE AGREEMENT

The license agreement represents the par value of the stock tendered at the date of acquisition, since the agreement was the only asset that the acquiree owned. The Company accounts for intangibles in accordance with Statement of Financial Accounting Standard (SFAS) No. 142. Because of its indefinite life, the license agreement was not amortized, but has been tested for impairment. According to SFAS 142, the intangible's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The carrying value of the license agreement has been written down to zero at June 30, 2002. (See Note 3)

NEW PRONOUNCEMENTS

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

6

3.

ACQUISITIONS

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

License agreement

$

3,000

Loss on impairment

(3,000)

Net carrying value

$

-0-

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

Inc.

Inc.

Adjustments

Combined

ASSETS

CASH

$

5,073

$

-0-

$

-0-

$

5,073

DEFERRED TAX ASSET

(Net of valuation allowance)

-0-

-0-

-0-

-0-

Total current and total assets

$

5,073

$

 -0-

$

-0-

$

5,073

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

 $

20,000

$

-0-

$

-0-

$

20,000

Shareholders advance

17,400

-0-

-0-

17,400

Total current and total liabilities

 37,400

 -0-

-0-

37,400

SHAREHOLDERS' DEFICIT

Preferred stock

 -0-

 -0-

-0-

-0-

Common stock

5,500

3,000

(3,000)

5,500

Additional paid in capital

2,940

-0-

-0-

2,940

Retained deficit

(40,767)

(3,000)

3,000

(40,767)

Total shareholders' deficit

(32,327)

 -0-

 -0-

(32,327)

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

3,000

-0-

-0-

3,000

Net loss before income taxes

23,718

 -0-

-0-

23,718

Provision for income taxes

-0-

-0-

-0-

-0-

Net loss

$

23,718

$

-0-

$

-0-

$

23,718

Loss per common share basic and diluted

$

0.00

$

0.00

$

0.00

$

0.00

4.

RELATED PARTY TRANSACTIONS

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

Dated: August 14, 2002

