Form 10QSB
period 2002-09-30
LITERARY PLAYPEN INC
filed 2002-11-18
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 14, 2002, the Company had 5,500,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at September 30, 2002 (unaudited) and December 31, 2001

3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Nine and Three Months Ended September 30, 2002 (unaudited)

4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Nine Months Ended September 30, 2002 (unaudited)

5

Notes to Condensed Financial Statements (unaudited)

6

Item 2. Management's Discussion and Analysis or Plan of Operation

9

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

10

Item 2.  Changes in Securities

10

Item 3.  Defaults Upon Senior Securities

10

Item 4.  Submission of Matters to a Vote of Security Holders

10

Item 5.  Other Information

11

Item 6.  Exhibits and Reports on Form 8-K

11

Signatures

11

Certification………………………………………………………………………………………………………………………………12

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEETS

ASSETS

September 30,   December 31,

        2002

 2001

(unaudited)

September 30, 2002

2001

___________

____________

CASH

$

4,438

$

5,391

Total current assets

4,438

5,391

DEFERRED TAX ASSET (NET)

-

-

Total assets

$

4,438

$

5,391

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

22,500

$

5,000

Shareholder advances

17,400

12,000

     Total current and total liabilities

39,900

17,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,500,000 and 2,500,000 shares

issued and outstanding

5,500

2,500

  Additional paid-in-capital

2,940

2,940

  Deficit accumulated during the development stage

(43,902)

(17,049)

Total shareholders' deficit

(35,462)

(11,609)

Total liabilities and shareholders' deficit

$

4,438

$

5,391

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF OPERATIONS

(unaudited)

Cumulative

Nine Months

Three Months

During

Ended

Ended

Development

September 30,

September 30,

 Stage

               2002

                    2002

REVENUE

$

-

$

-

$

-

OPERATING COSTS AND EXPENSES

General and administrative expenses

(2,510)

(2,451)

(510)

Consulting services

(5,440)

-

-

Investor relations

(3,152)

(1,602)

-

Filing expenses

(2,300)

(2,300)

(125)

Legal and accounting expense

(27,500)

(17,500)

(2,500)

Loss on impairment of license agreement

(3,000)

(3,000)

-

Net loss before income taxes

(43,902)

(26,853)

(3,135)

Provision for income taxes

-

-

-

Net loss

$

(43,902)

$

(26,853)

$

(3,135)

Loss per common share basic and diluted

$

(0.01)

 $

(0.01)

$

(0.00)

Weighted average common shares basic and diluted

3,583,333

5,166,666

5,500,000

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

Cumulative

During

Development

Stage

September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(43,902)

$

(26,853)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on impairment of license agreement

3,000

3,000

Increase in accounts payable

22,500

17,500

Expense paid by issuance of stock

5,440

 -

Net cash used in operating activities

(12,962)

(6,353)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds received from shareholder advances

20,400

5,400

Repayment of shareholder advances

(3,000)

-

Net cash provided by financing activities

17,400

5,400

Net increase (decrease) in cash

4,438

(953)

     Cash and cash equivalents at April 26, 2001 (inception)

     and December 31, 2001

 -

5,391

     Cash and cash equivalents at September 30, 2002

$

4,438

$

4,438

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were actually paid for either interest or income taxes during the period ended September 30, 2002.

     In February 2002 the Company issued 3,000,000 shares of its common stock for the purchase of L1 Systems, Inc.

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2002

1.

Basis of Presentation

The accompanying unaudited interim financial statements of Literary Playpen, Inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management’s opinion all adjustments necessary for a fair presentation of the results for interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies.  Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company’s most recent annual report on Form 10KSB.

License Agreement

The license agreement represents the par value of the stock tendered at the date of acquisition, since the agreement was the sole asset owned by the acquiree. The Company accounts for intangibles in accordance with Statement of Financial Accounting Standard (SFAS) No. 142. Because of its indefinite life, the license agreement was not amortized, but has been tested for impairment. According to SFAS 142, the intangible's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The carrying value of the license agreement has been written down to zero at September 30, 2002. (See Note 4)

New Pronouncements

In May 2002 the Financial Accounting Standards Board (‘FASB’) issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company’s recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 will not affect the financial results as the Company has no long-term debt or capital leases.

In August 2002 the FASB issued SFAS 146 “Accounting for Costs Associated With Exit or Disposal Activities”. This statement nullifies EITF issue 94-3 and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity’s commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company, as they currently have no operations.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company’s cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities. The Company is planning to raise $1,500,000 to $2,000,000 through a private placement that is to be completed in 2002.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2002

2.         Capital Stock

In February 2002 the Company issued 3,000,000 shares of its common stock for all the outstanding stock of L1 Systems, Inc.

3.         Related Party Transactions

In February 2002 the Company acquired all the outstanding common stock of L1 Systems, Inc., a related party. All of the directors of L1 Systems were also directors of Literary Playpen, Inc. The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L1 Systems, Inc. (See Note 4).

The officers of Literary Playpen, Inc. have advanced the Company funds to pay expenses. The advances are due upon demand and carry no interest. As of September 30, 2002, the outstanding advance balance was $17,400.

4.         Acquisitions

In February 2002 the Company acquired all the outstanding common stock of L1 Systems, Inc., a related party. All of the directors of L1 Systems were also directors of Literary Playpen, Inc.  For accounting purposes, the acquisition was treated as a purchase.

The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L1 Systems, Inc. (See Note 2). As there is no market at this time for the stock of the Company or L1 Systems, Inc., the fair value of the purchase is the par value of the stock given ($3,000). L1 Systems, Inc., has only one asset: a license agreement, and the par value of the stock has been assigned to the license agreement. Management of the Company has ascertained that the carrying value of the agreement may not be recoverable as no future cash flows from the agreement can be projected.

Management considers this asset to be 100% impaired as of September 30, 2002.

License agreement	$ 3,000
Loss on impairment	(3,000)
Net carrying value	$ -0-

The accompanying presentation is prepared for the pro forma information detailing the acquisition of L1 Systems, Inc., and the Company.

The unaudited pro forma combined financial statements’ information at September 30, 2002, is based upon the historical financial statements of the Company and L1 Systems, Inc., and has been prepared to illustrate the acquisition of L1 Systems.

The unaudited pro forma combined statement of operations for the six months ended September 30, 2002, gives effect to the transaction described above as if the transaction had been completed at the beginning of the fiscal year (January 1, 2002). It is based on the separate historical statements of operations of the Company and L1 Systems, Inc., for the nine months ended September 30, 2002.

The pro forma adjustments eliminated the common stock outstanding and the results of operations for L1 Systems, Inc., for the periods before the merger.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2002

Historical
Literary Playpen, Inc.		L1 Systems, Inc.	Pro Forma Adjustments	Pro Forma Combined
ASSETS

Cash	$ 4,438	$ -0-	$ -0-	$ 4,438

Deferred tax asset (net)	-0-	-0-	-0-	-0-

Total current and total assets	$ 4,438	$ -0-	$ -0-	$ 4,438

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$22,500	$ -0-	$ -0-	$22,500
Shareholder advances	17,400	-0-	-0-	17,400

Total current and total liabilities	39,900	-0-	-0-	39,900

Shareholders’ Deficit
Preferred stock	-0-	-0-	-0-	-0-
Common stock	5,500	3,000	(3,000)	5,500
Additional paid in capital	2,940	-0-	-0-	2,940
Retained deficit	(43,902)	(3,000)	3,000	(43,902)

Total shareholders’ deficit	(35,462)	-0-	-0-	(35,462)

Total liabilities and shareholders’ deficit	$ 4,438	$ -0-	$ -0-	$ 4,438

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2002

	Historical
	Literary Playpen, Inc.	L1 Systems, Inc.	Pro Forma Adjustments	Pro Forma Combined

Revenue	$ -0-	$ -0-	$ -0-	$ -0-

General and administrative expenses	2,451	-0-	-0-	2,451
Filing expenses	2,300	-0-	-0-	2,300
Investor relations	1,602	-0-	-0-	1,602
Legal and accounting expenses	17,500	-0-	-0-	17,500
Loss on impairment of license
agreement	3,000	-0-	-0-	3,000

Net loss before income taxes	26,853	-0-	-0-	26,853

Provision for income taxes	-0-	-0-	-0-	-0-

Net loss	$ 26,853	$ -0-	$ -0-	$ 26,853

Loss per common share basic and diluted	$ 0.01	$ 0.00	$ 0.00	$ 0.01

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

We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by established writers, such as our largest shareholder Sidney Sheldon, with communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works.

We intend to create a series of online interactive video games and believe that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI.

We have a strong technical foundation to develop the games proposed in this Summary.  The technical background of our management and advisory team span more than thirty years.

Short Term Goal

We intend to expand our existing development of interactive literature products.  Each product is anticipated to draw advances on royalties to offset development costs, with actual royalties to provide ongoing revenue.

The first wireless games may be targeted at the teen and young woman demographics (possibly released in Japan), as that is one of Sidney Sheldon’s prime demographics.

Long Term Goal

We intend to build an ongoing library of interactive literature products.  It is our hope that eventually this library will be quite sizable, with products for wireless and wired technologies.

One of our goals is that over the first two-years of the development cycle, we seek to develop a role-playing game based on, and to be distributed with, a current hardcover release. These games, to be played on personal computers and game consoles, are expected to be far more sophisticated in design and more far-reaching in possibilities.

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

Dated: November 14, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10QSB dated for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Registration Statement fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

November 14, 2002       /s/ JESSE A. SACKMAN

/s/ ROBERTO CRAWFORD

                                       Jesse A. Sackman

Roberto Crawford

                                       Title: President & Director

Title: Chief Financial Officer

                                            Treasurer & Director

