Form 10KSB
period 2002-12-31
LITERARY PLAYPEN INC
filed 2003-04-15
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 (Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act     of 1934

For the transition period from __________ to __________

Commission file Number 333-99449

LITERARY PLAYPEN, INC.

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

As of April 14, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 125,000, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 5,679,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        Literary Playpen was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. LPI is newly formed and has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." The merger of Clusone Acquisition Corp., a Delaware corporation, and Literary Playpen, Inc, a Nevada corporation, was a “shell reorganization.”

On October 18, 2001, Clusone Acquisition Corp. entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), whereby it agreed to issue 2,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of Literary Playpen, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on December 31, 2001, and, in January 2002, the name of the company was changed to Literary Playpen, Inc. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1931, and per rule 506 promulgated thereunder. All of these shares were issued to “accredited investors”, as that term is defined in Rule 501. Please also refer to the section entitled “ Certain Relationships and Related Transactions” on this page.

On January 30, 2002, we entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), whereby it agreed to issue 3,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of L1 Systems, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on February 11, 2002. . These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1931, and per rule 506 promulgated thereunder. All of these shares were issued to “accredited investors”, as that term is defined in Rule 501.

Jesse Sackman, Roberto Crawford and Michael J. Morrison, current officers, directors and principal shareholders of the Company, were also officers, directors and principal shareholders of both Literary Playpen, Inc., and L1 Systems, Inc.  Messrs. Paul Sackman and Sidney Sheldon, also principal shareholders of the Company, were also principal shareholders of Literary Playpen, Inc. and L1 Systems, Inc.

To date, the Company has had no revenues or significant assets.

Literary Playpen, Inc. (“LPI”) develops video game entertainment and other products, whose intent is to service two marketplaces for video games: the well-served and lucrative young male demographic and the underserved young female audience.

We feel the approaching wireless market --- a generic name that includes cellular telephones, but for our purposes means “wireless connectivity to the Internet by cell phones” --- holds ripe opportunities to parlay content from LPI’s largest shareholder, world –famous writer Sidney Sheldon, into a strategic foothold in the young female demographic.

Additionally, LPI seeks to service the young male demographic through an innovative, and yet simple new video game product.  A simple look at the video game market --- for example, an EDGAR search on Activision (Nasdaq: ATVI), will reveal the scale of profitability in sales to this demographic.

Both concepts, the wireless project and the general video game project are detailed below, and are only two of many opportunities that exist.  The same video game geared towards sales to young males can be reworked into industrial, educational and psychological use, offering a wide diversity of opportunity.

LPI has a strong technical foundation to develop the games described in this Summary.  The professional technical background of LPI's founder/CEO in computer game development spans almost the entirety of the existence of personal computers, just four years less than Bill Gates.  Mr. Sackman’s work in the world of professional computer game development began in 1982.

Our advisory board consists of people with decades of experience in fields in which LPI management needs support: video production and post-production, video game distribution, management of public securities, marketing, market research, and creating inroads into high-end literary content.

Our In-House counsel and Member of the Board of Directors, Mr. Morrison, is a highly regarded and greatly experienced securities attorney, with over 25 years experience with start-up public and private companies.

The Chief Financial Officer, Mr. Crawford, has been CFO for both privately- and publicly-held corporations, with experience in financial management during the start-up and growth phases of both public and private corporations. Mr. Crawford was the Chief Financial Officer of Premiere Radio Networks, Inc. from a small start-up, through being brought public, through the development of national radio syndication products by Premiere, to the eventual sale of Premiere. (Premiere is now a part of ClearChannel Communications). Mr. Crawford has been a financial professional for more than thirty years and is a CPA.

LPI’s strategy uniquely combines our unique technical expertise, leveraged with high-end literary content, and a fiscally prudent, experienced and conservative corporate culture.

HOW LITERATURE CAN BE A VIDEO GAME?

Storytelling --- whether in a literary form such as a book or video form such as a television show --- consists of many segments.  Scenes and chapters certainly fit the definition of segments, but just a rudimentary knowledge of feature and other video/film production shows that even within a scene are many short sequences edited together by the storyteller: the director.

This “sequence of clips” aspect of video and feature production opens the door to making true storytelling --- literary or otherwise --- possible.

A feature-film director shoots many scenes and edits them into the sequence that tells the story, as the director wants the story told.  Sometimes, scenes the director filmed get edited out because of artistic desire, time consideration, MPAA ratings requirements or other reasons.  Many DVD versions of feature films have “alternate endings” or “Director’s version,” which consists of the exact same film, with additional footage spliced in.

Storytelling can be truly interactive, whether the means of telling the story is in words (as our earliest wireless projects stand) or video (as our traditional game-console project works).  The stories told interactively can convey humor, romance or be of educational, industrial and scientific use.

Our first projects are based on the premise that making a storytelling experience contain many variation on the clips that make a story, integrated as a contiguous storyline (as multiple video clips form a television show), but which allow the audience to make subtle choices that change the storyline, opens a whole new realm of entertainment.

Just about everyone has, in his or her lifetime, read a book and said, “I wouldn’t have done that if I were that character.”  Our projects allow the reader of that book or viewer of that movie to direct, by interactive input, the main character to act as the viewer would act, and the storyline unfolds based on the reader’s input, which results in different reactions by the other characters in the story or game.

LPI is currently pursuing patent and other proprietary-rights protection for this “interactive literature” technology, which may be used for our own development, or licensed to others as the genre grows.

DESCRIPTION OF WIRELESS AND VIDEO GAME PROJECTS

There are many potential projects available for LPI’s focus, though two specific projects, the “wireless” project and the “video game” project, are at the forefront of our development efforts.  Generally speaking, the amount of proceeds realized in this offering, will impact the priority of our development efforts, as both projects have different funding requirements.

The wireless project consists of interactive literature, as described above, in text form.  A person standing at a bus stop can use their web-enabled telephone to read stories by top-tier literary talent.  By managing personal aspects of the main character (are they aggressive and bold, or cautious and shy; are they honest or dishonest; are they in love or just want to be friends?), the storyline seamlessly changes.  They may read and re-read the story and they may have different results each time, based on their individual emotions and input to the storyline.

Because of the state of the wireless market and technology, we feel the wireless project will be a relatively inexpensive entry into a field most business sources (business journals, newspapers, investment professionals, etc.) feel is soon to grow very rapidly.

Additionally, we feel the aspects of this form of interactive literature would market better to the massive demographic of females with web-enabled cell phones (most new cell phones sold today are web-enabled).  Mr. Sheldon’s readership demographic mirrors this cell-phone demographic, so his brand-awareness may enhance our entry into the wireless marketplace.

The more expensive --- and potentially more lucrative --- project, the video game project, has many uses beyond games, but it is towards the game market demographic, young men, that we intend to gear our earliest projects.

The video version of interactive literature works just like the text-based wireless version.  A multitude of video clips is stored on a DVD, which gets inserted not into a DVD player, but into a game console such as Sony’s Playstation 2, Microsoft’s X-Box or Nintendo’s GameCube (or a standard PC or Macintosh, though we believe that market is dying as a result of better, cheaper technology for game play in game consoles).  These consoles connect to television sets, so in essence, the video game project appears to be a DVD one watches for simple entertainment.

Once in the game console, which --- unlike a standard DVD player --- can be programmed, our software begins playing the video, just like a regular DVD.  However, unlike a regular DVD, the viewer can influence the storyline. The viewer’s personal input causes our software to change the order in which video clips are displayed, thus seamlessly changing the storyline of a television-style entertainment.

Changing video based on viewer’s onscreen controls may have a plethora of other uses:

-

Educationally, the video game project can teach children how to escape a fire by allowing them to see (non-graphically, of course) the consequences of wrong actions

-

Industrially, workers can be trained for tasks either mundane or dangerous beyond simply reading an employee handbook or watching a dull video on how to work a drill press

-

Psychologically, professionals can observe the choices made by clients in various situations --- such as an argument with a spouse --- to assist in changing behavior patterns.

However, as a profitable product, we feel the video game has the most immediate financial potential as simply a video game geared towards the young male demographic that dominates sales of video games.

MARKET

Massive success of titillating and humorous game titles such as “Grand Theft Auto: Vice City” (commonly called “GTA”) have demonstrated the potential for such products among the young, male demographic.  As such, our video projects --- unique in their use of real video instead of computer generated graphics --- present a variety of humorous and titillating possibilities.

GTA drew some minor outcry over its racy nature from the demographic that doesn’t purchase video games, which helped sales of GTA rapidly climb up the bestseller lists by the demographic that does buy video games, and we feel our early video game franchises hold similar promise.

Lastly, the video game industry has long held a model in which developers of new technologies, such as Id Software’s much licensed “first-person perspective” game engine seen in most “shoot-em-up” video games today, allows an even greater revenue stream should LPI’s franchises find marketplace success.  Based on a long history, we feel the video game industry, as a whole will license our intellectual property to come out with product to compete with ours.

We feel such licensing not only paves the way for less profitable, but socially valuable realms, such as educational and industrial uses, but also may allow LPI to profit on products sold by our competition.

MARKET POTENTIAL

The video game industry is the fastest growing segment of the entire entertainment industry.   Despite the continuing bear market, interactive game development has continued growth, approximately twice that of the U.S. economy (source: July, 2001 report by the Interactive Digital Software Association [IDSA]).

According to a study by Peter D. Hart Research Associates, 60% of the U.S. population (145 million Americans) regularly plays video games, accounting for revenues of $6.1 billion last year.  Computer-industry analysts IDG predict game software sales in the U.S. and Europe to exceed $14.9 billion in 2002.  Strong growth is projected to continue for the interactive entertainment category as new hardware platforms, such as the Sony PlayStation 2, Nintendo’s GameCube and Microsoft’s XBox continue their competition for market share, on-line gaming via the Internet grows and wireless technologies continue to develop.

In the realm of wireless technology, as web-based cellular telephones and handheld organizers (PDAs, or Personal Digital Assistants such as Palm Pilots) have become ubiquitous the video game market is poised to strongly capitalize on that technology as well.  Dataquest’s Gartner Group shows that more than 10 million PDA’s were sold worldwide in 2001, and is anticipated to grow even more in light of Microsoft’s release of the PocketPC 2002 operating system.  Sales are expected to be about 16 million PDA’s in 2002 and 23 million in 2003.

In our opinion, the history of Microsoft’s actions in new markets will likely result in a price war between their operating system for wireless devices, PocketPC, and the operating system by Palm.  Historically, Microsoft has bolstered their platforms by, among other methods, rebates.  Such rebates on high-end cell phones may drive the price of these fancy devices down to the level that such a “high-end” cellular phone becomes the standard, which we feel may be the linchpin that unleashes the oncoming wireless market.

Further, Microsoft’s efforts to increase market share of their X-Box game console system (which has been somewhat flat compared to Sony’s Playstation 2) may allow opportunity for a strategic partnership with one of the best companies in the history of American industry.

PATENTS AND PROPRIETARY RIGHTS

Literary Playpen currently is pursuing legal protection for its concepts and processes.  There can be no assurance, however, that any such patent applications will issue as patents, or that any patent which may be issued will provide a preferred position with respect to the technology or products it covers.

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

LPI TECHNOLOGY AND DEVELOPMENT

Though we feel our concepts are groundbreaking, the underlying technology is fairly simple, utilizing common techniques.  As such, we anticipate a fairly quick development cycle for the engine that will drive both projects.

This engine, once written, makes the production of future titles in the franchise a matter of standard television-style production and editing.  This same engine can be licensed (assuming it has legal protection) to competitors or other companies producing products we feel not worthy of our resources (such as industry-specific training) for ongoing revenue beyond simple sales of our products.

As regards the technology side of interactive literature, there is little ground that needs be broken:

·

At its heart, interactive literature consists of a database of video or text segments.  Each clip is accompanied by a “jump” code, stating which is the next clip to see depending on user settings.  If a player has set himself or herself to be aggressive, they may jump to a different clip than if they were set more cautiously.

·

After a jump has occurred to a new section of the database, the next clip is shown, seamlessly starting after the previous clip ends.  At the end of that clip, a new jump is made, again based on the player’s on-screen settings.

·

Viewing of the video, or reading of the text, continues along a multitude of potential storylines as per the player’s ever-changeable settings, until an ending is reached.  Players may rewind and try new things to get a desired conclusion, or they may restart the story altogether as they play and re-play the game to reach the desired ending, be that ending romantic, humorous, adventurous or thrilling.

The key to success with LPI’s proposed products rests on the content itself, not the technology behind it.  Simplicity of technological design has been the driving force in LPI’s development.

COMPETITION

To our knowledge, there are no direct competitors attempting the development of a new, interactive form of literature.  However, there is an individual, named Demian Katz, who publishes a similar, non-computer-driven product under the name “Choose Your Own Adventure,” which has been in existence since 1979.

These proposed products consist of books in which one reads to a certain point, then chooses a direction at set story points.  Based on the reader’s choice, they are directed to jump to a specific page number and continue reading.  The story at these new pages is different than if one had made a different jump.

Considering that these products, (1) have been in the marketplace for more than three decades without major distribution,  (2) do not have content from authors of significance, (3) are targeted towards the science-fiction and fantasy genre, and, most importantly, (4) have never to our knowledge been created in a computer-based or wireless format, we feel they are not competitive with Literary Playpen’s proposed products.

While Literary Playpen does not consider Katz’s product to be direct competition, competition may come from video game products based on best-selling book titles and scenario, such as “Tom Clancy’s Rainbow Six.” In general, these games loosely follow the storyline but focus more on the “arcade” or “shooter” aspect of the content for the game play.

There is also potential competition from video game companies, such as Activision and Electronic Arts, traditional publishing companies, such as Warner Books and Simon & Schuster, other companies seeking convergence of electronic media and literature, such as eBooks, and an unknown number of programmers working in garages and small companies.

Despite significant research with the Patent and Trademark Office, searches in the Internet and searches of the Library of Congress, management of LPI has found no direct competitors for any of its products.

SUMMATION OF BUSINESS DESCRIPTION

Not just according to our research, but according most conventional business wisdom, the wireless Internet industry is poised for great growth, and our products are positioned to get a foothold in that market before it becomes expensive.

Our wireless products, regardless of whether they hold the specific profit goals we believe or not, gets LPI into the wireless marketplace before the anticipated wave hits, and allows us to more easily enter other content and products into this arena later, when it costs much more for newcomers.

We further feel that the continued strong growth of the video game industry, combined with our unique products geared specifically towards the demographic of that marketplace, may provide substantial profitability to the company.

The fact that our products may also serve socially conscious benefits in education and psychology, and industrial benefits as well, we feel provides a nice side benefit to the profitability we expect of Literary Playpen, Inc.

EMPLOYEES

As of December 31, 2002, Literary Playpen had 2 employees: Jesse A. Sackman and Roberto Crawford, none of whom provide 100% of their time to the business of Literary Playpen. Literary Playpen considers its relations with these employees to be good and has experienced no employee turnover.

None of Literary Playpen's employees are covered by a collective bargaining agreement. Literary Playpen has entered into confidentiality agreements with these Employees, as well as all other officers, directors and members of our Technology Advisory Board.

SB-2 REGISTRATION STATEMENT

On November 13, 2002 the Securities and Exchange Commission staff notified Literary Playpen, Inc. that the SB-2 Registration Statement filed with the Commission by the company was declared effective.

NASD CLEARING

On February 24, 2003 the NASD notified the company’s market maker, Pennaluna and Company, that the NASD cleared the request for an unpriced quotation on the OTC Bulletin Board for Literary Playpen, Inc. Common Stock.

Subsequently the company was assigned the trading symbol “LYPP”.

RISK FACTORS

INVESTMENT IN THE SECURITIES OF LITERARY PLAYPEN, INC. INVOLVES AN EXCEPTIONALLY HIGH DEGREE OF RISK AND IS EXTEMELY SPECULATIVE IN NATURE. IN ADDITION TO THE OTHER INFORMATION REGARDING LITERARY PLAYPEN CONTAINED IN THIS ANNUAL REPORT, SHAREHOLDERS SHOULD CONSIDER MANY IMPORTANT FACTORS WHICH AFFECT THE COMPANY.  THE FOLLOWING RISK FACTORS ARE NOT EXHAUSTIVE, BUT ARE MERELY ILLUSTRATIVE, OF THE SUBSTANTIAL RISKS INVOLVED.

SAFE HARBOR

This Annual Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of Literary Playpen’s plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in Item 1. “Description of Business” in this Annual Report. Such statements, which contain terms such as “expect”, “believe”, “anticipate”, “suggest”, “indicate” and similar terms of uncertainty, are based on management's current expectations and beliefs and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth in the risk factors below.

1.

AN INVESTMENT IN OUR SHARES IS A HIGH RISK INVESTMENT. An investment in the Shares of Literary Playpen involves a high degree of risk.  Shareholders should be aware that in the event our technology is not successful, any investment in Literary Playpen's Common Stock may be lost and Literary Playpen may be faced with the possibility of liquidation.

2.

ARMED CONFLICT.  As of the writing of this memorandum, the United States is in an armed conflict, whose result is completely uncertain and whose impact is beyond the control of Literary Playpen management.  Armed conflict is a possibility at any time in the future.  There can be no assurance that political and/or military actions by the United States’ government will not negatively impact the business operations of Literary Playpen, Inc.

3.

WE MAY HAVE A NEED FOR ADDITIONAL FINANCING.   Literary Playpen believes it has insufficient cash to develop, market and distribute our product. When more cash is required there can be no assurance that additional financing will be available or possible on terms favorable to Literary Playpen.  When more cash is required there is no assurance Literary Playpen will be able to sell additional Shares of its Common Stock or obtain other funding.

4.

OUR COMPANY AND BUSINESS ARE IN THE EARLY STAGE OF DEVELOPMENT. Literary Playpen has not yet generated revenues from the commercialization of its proposed products. There is substantial uncertainty regarding the timing and amount of any such future revenues. We have not yet completed development of any proposed products, and there is no assurance we ever will.

5.

WE HAVE PLACED RELIANCE ON LEAD PRODUCT CANDIDATES.  We believe the success of the initial proposed products for wireless platforms and game consoles to be a key to additional financing.  There can be no assurance of the success of the initial proposed products, nor can there be any assurance that if the initial proposed products are successful that this will help in our endeavors to gain additional funding.

6.

WE ARE UNCERTAIN AS TO THE PROFITABILITY OF OUR BUSINERSS OPERATIONS. Literary Playpen develops product in the emerging markets of wireless, PC-based and console-based technology. In the emerging market of wireless technology the way in which profits are generated has not been fully established.  Though management at Literary Playpen believes in our estimates, those estimates are based on an unproven revenue model.  There can be no assurance that Literary Playpen will ever become profitable.

7.

WE HAVE SUBSTANTIAL NEAR-TERM CAPITAL NEEDS AND NO SOURCE OF ADITTIONAL FUNDING.  We will require funding over the next twelve months to develop our business.  In fact, after paying the expenses of this offering, we will have minimal capital for operations and we will need immediate funding.  We currently have no source of funds. Our capital requirements will depend on the timing of further development of our products and services and the growth of our customer base. Our capital requirements may also depend on many other factors, which may arise and have not yet been identified. If adequate funds are not available when needed or as needed, we may be required to curtail operations or obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would impair the technical, innovative, creative and presentational aspects of our products and services and our marketing abilities. In fact, if we do not obtain the necessary funding, we may be forced to cease operations.

8.

WE HAVE SUBSTANTIAL LONG-TERM CAPITAL NEEDS AND NO SOURCE OF ADDITIONAL FUNDING.  Substantial expenditures will be required in the next 12-24 months to further develop software programs and to market our services. The level of expenditures required for these activities will depend in part on whether we develop and market our products and services independently or with other companies through collaborative arrangements. If adequate funds are not available, we may be unable to develop our operations to a sufficient level to generate revenues or become profitable.

9.

WE HAVE A POOR FINANCIAL CONDITION AND MAY BE UNABLE TO ADEQUATELY DEVELOP OUR BUSINESS.     Because we have no operating history, assets, or revenue sources, an investor cannot determine if we will ever be profitable. We will experience financial difficulties during our operational development and beyond. We may be unable to operate profitably, even if we develop operations and generate revenues. We plan to generate revenues from sales to potential users of our products and services. There can be no assurance that our revenues will exceed our costs. There can be no assurance that our revenues will allow us to provide products and services that will attract users in a useful, efficient and timely fashion. Our poor financial condition could adversely affect our ability to generate revenues.

10.

WE DO NOT HAVE ANY MATERIAL CONTRACTS OR FUTURE PROSPECTS FOR MATERIAL CONTRACTS AND THIS MAY CAUSE OUR BUSINESS TO SUFFER. We have no contracts or prospective contracts that will assist us in promoting or further developing our products and services or operations. We have no contracts with programmers, Internet, games, computer, technical or marketing professionals that would assist us in the development, selection, presentational or technical aspects of our products and services. We have no contracts or prospective contracts with other software developers or distributors. We have not developed a plan to obtain any of these contracts.  If we fail to develop contracts with other software developers, programmers, or other professionals, our revenues will be negatively impacted.

11.

POTENTIAL INCREASE IN DEVELOPMENT TIME AND COSTS MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS. Development of computer software often runs into unforeseen obstacles.  This potential problem may be made worse by the emerging technology our proposed products are based on.  There is no assurance that, despite the years of experience of our management team in technology and video game development, our proposed products will finish development on time or within budgeted costs, or at all.

12.

DEPENDENCE ON EFFORTS OF COLLABORATIVE PARTNERS TO COMMERCIALIZE PRODUCTS MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS. There are several potential developments in our strategy. One of these strategies allows the PC-based product to gain distribution by inclusion of a CDROM in the dust jacket of best selling books of the writers whose product is represented in the game. To distribute our product in this way we will need to collaborate with both the writer and their publisher.  There is no guarantee that writers and their book publishers will allow this form of distribution. There is no guarantee that writers and their book publishers if they allow this form of distribution will do so on terms favorable to Literary Playpen.

Our wireless product may or may not gain exposure from its wireless network partner.  Network providers, especially those in the U.S., earn revenue on the basis of time and minutes of usage, so they often feature high-usage applications (such as the one designed by LPI) on their “home page” (the screen all wireless web users visit first to gain entry to any application on the network).  Despite the celebrity and literary appeal of our proposed products and their design to increase usage, wireless network providers are under no requirement to feature us on their home pages, or promote our product in any way.

LPI may be reliant on “click-through” or other advertising mechanisms on e-commerce or other sites (such as Amazon.com).  Though such advertising is common practice, there can be no assurance that we can acquire such advertising on terms favorable to LPI.

13.

DAMAGE TO INFRASTRUCTURE FROM OUTSIDE FORCES; TERRORISTS MAY ADVERSELY AFFECT OR DESTROY OUR BUSINESS.  Interactive literature, as designed by LPI’s team, consists of software on large-scale “data center” systems at one or more physical locations which may be damaged by attacks by hackers, viruses, hardware failure, operating system failure, electrical failure, fire, and many other forces outside the control of LPI staff.  Additionally, hackers may find ways to exploit unknown flaws in systems to gain illegal entry to cheat billing or otherwise cause harm.  Hackers are known to publish flaws they discover in a variety of underground media, so it is possible these flaws may become well known and damage may occur before Literary Playpen fixes the flaw. In addition terrorist activities may cause an interruption and or destruction of our business.

14.

LACK OF INTEREST OF TARGET AUDIENCE MAY ADVERSELY AFFECT OUR BUSINESS.  We believe the core demographic of our proposed literary products based on information provided by Sidney Sheldon’s publishers to be young women.  We believe the core demographic of our proposed console and other products based on industry information to be young men. This sizeable market is very difficult to penetrate and there is no assurance our marketing efforts will be successful with this or any other audience.

15.

OVERWHELMING NEED FOR CUSTOMER SERVICE MAY ADVERSELY AFFECT OUR BUSINESS.  There are many examples of computer-based products that became successful much faster than anticipated.  While everyone loves success, too much, too fast, often results in customer service getting overwhelmed.  The direct result (i.e.: long on-hold times for telephone support, or the support web site crashing) may lead to an indirect result, namely: a bad reputation for support among critics and the public.  Customer support is often maintained by a third party, and there is a possibility our customer support partner will have problems whose solution is beyond the control of LPI. We have not yet identified or contracted any third party for customer support services and the inability to do so may adversely impact our business and potential revenue. Even in the event customer service systems are not overwhelmed, there can be no guarantee a bad reputation for support or bad support will be avoided, which may or may not impact revenue.

16.

DEPENDENCE ON HOSTING SERVICE PARTNERS MAY ADVERSELY AFFECT OUR BUSINESS.  The technical structure of LPI’s proposed products requires very high-end systems in multiple locations.  Vendors, called “hosting service providers,” supply such services for fees, usually based on usage.  Despite our careful attention, it is possible the hosting partners we choose may encounter problems with their systems, or may otherwise not provide service on acceptable terms; the solution may or may not be within the control of Literary Playpen staff. At this time, we do not have any agreements with hosting partners, and have not identified or contracted any hosting partners, and the inability to do so may have an adverse affect on our business and potential revenue.

17.

RISK OF TECHNOLOGICAL OBSOLESCENCE MAY ADVERSELY AFFECT OUR BUSINESS. Literary Playpen’s proposed products are being designed to capitalize on two of the most dynamically emerging technologies: wireless Internet and so-called “massively multiplayer” design.  Whenever systems are designed at the cutting edge of technology, there is a possibility that sudden shifts in standards of programming language, transport protocols and other mechanisms may cause a successful product to be unpopular, as the availability of that product dwindles due to incompatibility with other computer systems.  There can be no assurance that, despite efforts by our staff and outsourced partners, a sudden shift in standards will not negatively affect our revenue or profitability.

18.

INABILITY TO ACQUIRE ADDITIONAL CONTENT MAY ADVERSELY AFFECT OUR BUSINESS.  One of the keys to the successful development of a new literary form is content by writers popular in standard literary forms.  Literary Playpen has gained the rights to certain works by Sidney Sheldon for such content, but literature is more than the works of one author regardless of that author’s popularity.  Ongoing negotiations with literary figures, agents and publishers seek additional content.  However, it cannot be guaranteed that additional content will be available on terms favorable to LPI, or at all, for that matter.

19.

POTENTIAL COMPETITION COULD MAKE IT MORE DIFFICULT FOR US TO SUCCEED IN OUR BUSINESS.  To our knowledge, no other parties are pursuing this new interactive literary format; however it is possible that a similar product is being produced and represents unforeseen competition to Literary Playpen.  Further, it is possible that our proposed product may be successful enough to draw the attention of others capable of successfully developing a competitive product.  Such competition may come from existing video game developers large and small, book publishers, or other sources, and present a threat to sales of our proposed products and/or a threat to acquisition of literary content and/or other threats to our success.  Competitors may adversely affect our business.

20.

INABILITY TO GAIN ACCESS TO WIRELESS NETWORKS MAY ADVERSELY AFFECT OUR BUSINESS.  A requirement of distributing a wireless application is for that application to be accepted on the various wireless networks emerging worldwide.  Since each network, often multiple networks, within a single geography may require a separate negotiation; it is likely we will not gain access to all desired wireless networks on terms favorable to Literary Playpen.  It is possible that we will not gain access to any wireless network.

21.

INFRINGEMENT OF PROPRIETARY RIGHTS MAY RESULT IN LEGAL ACTION AGAINST US AND ADVERSELY AFFECT OUR BUSINESS. Literary Playpen may be subject to claims that it infringes the proprietary rights of others including, but not limited to, trademarks, copyrights, patents or other intellectual property.  Others may obtain or own proprietary rights claiming products or processes that are necessary for, or useful to, the development, use or distribution of our proposed products. Such people could bring legal actions against Literary Playpen claiming infringement and seeking damages and injunctive relief. We may be required to obtain licenses from others to continue to develop, distribute or market its proposed products or may be required to cease those activities. There can be no assurance that we will obtain such licenses on acceptable terms, if at all. There can be no assurance that our current and proposed future activities will not be challenged someday in the United States or abroad, there is no assurance that we will necessarily prevail in such a challenge, that proprietary rights have not issued or will not issue containing claims which may significantly limit the proposed activities of Literary Playpen, or that we will not become involved in costly, time-consuming litigation or interference proceedings regarding proprietary rights, including actions brought to challenge or invalidate Literary Playpen's own proprietary rights. See "Description of Business -- Patents and Proprietary Rights."

22.    POTENTIAL INABILITY TO PROTECT UNPATENTED TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. We will also seek to protect our proprietary technology, including technology, which may not be patented or patentable, in part, by having confidentiality agreements and, in certain cases, inventors' rights agreements with our collaborators (if any), advisors, employees and consultants. Although we do not have any rights agreements, if we ever do, there can be no assurance that any such agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise be disclosed to, or discovered by, competitors. See "Description of Business -- Patents and Proprietary Rights."

23.

DEPENDENCE ON KEY PERSONNEL AND ADVISORY BOARD. Our company’s success depends in large part upon Jesse Sackman, its Chief Executive Officer, Roberto Crawford, its Chief Financial Officer and its technical advisory board.  The loss of the services of any one of these key personnel or advisors could have a material adverse effect on Literary Playpen and significantly impede the achievement of its development objectives.  Our continued expansion in areas and activities requiring additional expertise may necessitate the recruitment of additional management and technical personnel. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, given the competition for such personnel among numerous technology-based companies, many of which are larger and have greater resources than Literary Playpen.

24.

LACK OF STANDARDS IN EMERGING U.S. WIRELESS TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS. Literary Playpen’s proposed wireless products may be released in Japan where a standard, called “iMode,” exists due to the state-run wireless infrastructure.  In the United States, however, such a standard has not emerged and will likely not become accepted for common use for several years.  Different versions of our proposed product, developed to support the various language and protocols used by the many cellular and other wireless networks emerging in the U.S., may present difficulties beyond our control.

25.

DEVELOPMENT PROBLEMS WITH iMODE SYSTEMS MAY ADVERSELY AFFECY OUR ABILITY TO CONDUCT OUR BUSINESS.  We prefer to outsource development of foreign language product, specifically the iMode product in Japan, to programmers and system specialists in those nations or to U.S. developers intimately knowledgeable of those systems.  Development with non-English-speaking teams or individuals presents a challenge to Literary Playpen’s ability to successfully develop and support products in those nations or on those networks that employ the standards of those nations.  Development with U.S.-based developers knowledgeable in such foreign systems presents a challenge that such product must be compatible with those systems or that translation of the English-language content would occur.  It cannot be guaranteed that we can successfully develop and distribute any product on foreign systems, including iMode-based systems, such as those in Japan.

26.

DETERIORATION OF U.S. AND WORLD ECONOMY MAY ADVERSELY AFFECT THE FINANCIAL MARKETS AND OUR BUSINESS OPERATIONS.  In the currently uncertain U.S. and World economy, there can be no guarantee our company will not be negatively affected by current and/or future circumstances.  Deterioration of the economy may negatively affect the emergence of wireless technology in the United States, the book publishing industry, or any other component of LPI’s strategy, which may or may not negatively impact our ability to gain revenue and/or contain costs.

27.

UNCERTAINTY OF REVENUE MAY ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT IN OUR COMPANY.  As wireless and other markets for LPI proposed products emerge, standards of revenue have, and will likely continue, to shift.  Some wireless network providers license products based on usage of their networks, while others attempt to purchase it outright.  There are potentially as many forms of revenue, both in the U.S. and abroad, as there are wireless networks.  Because of this, there can be no assurance of accurate estimation of revenue, or any revenue at all, from Literary Playpen’s proposed products.

28.

ABSENCE OF LIABILITY AND ERRORS-AND-OMMISSIONS INSURANCE COULD PUT OUR ASSETS AT RISK IN THE EVENT A CLAIM IS ASSERTED AGAINST THE COMPANY OR OUR MANAGEMENT. As with any business, there is a possibility of the need for liability and errors-and-omissions insurance.  We currently maintain no such insurance, though it is our intent to obtain insurance upon funding. In addition, there can be no guarantee that we will be able to obtain or maintain insurance coverage in the future on acceptable terms or that any claims against Literary Playpen will not exceed the amount of such coverage, if any.

29.

VOLATILITY OF STOCK PRICE MAY AFFECT YOUR ABILITY TO SELL YOUR SHARES. The market prices for securities have been volatile. Many external factors may have a significant impact on our business and on the market price of the Common Stock such as, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential products under development by us or our competitors, regulatory developments in both the United States and foreign countries.  Assuming a market is developed and maintained, of which there can be no assurance, these factors may alter the stock price.  There is currently an extremely limited market for the company’s securities.

30.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE STOCK PRICE IN ANY MARKET THAT MAY DEVELOP AND AFFECT THE PRICE AT WHICH YOU MAY BE ABLE TO SELL YOUR SHARES. A total of 500,000 shares of our total outstanding common stock are currently eligible for sale pursuant to Rule 144 of the Securities Act of 1933, as amended. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock, assuming a market continues to develop, of which there can be no assurance. Additional shares, including the 5,179,000 held beneficially by persons who are officers, directors, and control persons, may also become available for sale in the public market from time to time in the future. The sale of these shares could have a significant adverse effect on the market price of the Common Stock, if any.

31.

POSSIBLE RULE 144 SALES MAY ADVERSELY AFFECT THE STOCK PRICE IN ANY MARKET THAT MAY DEVELOP AND AFFECT THE PRICE AT WHICH YOU MAY BE ABLE TO SELL YOUR SHARES.   A total of 5,679,000 shares of Common Stock have been issued by Literary Playpen as of April 14, 2003, and 5,179,000 of those shares are held beneficially by persons who are officers, directors and control persons, and 500,000 shares are held by other persons, which are registered securities following the filing of the company’s SB-2 Registration Statement which became effective on November 13, 2002.

These 5,179,000 shares of Common Stock may only be sold in compliance with Rule 144, which provides, in essence, that a person (or persons whose shares are aggregated) beneficially owning restricted securities for a period of one year may sell, every three months, in brokerage transactions, a number of shares equal to the greater of one percent of the total number Literary Playpen’s then outstanding shares of Common Stock or the average weekly trading volume in our Common Stock during the preceding four calendar weeks.  All of the 5,679,000 shares presently outstanding were issued between April 1997 and April 2003.  The possible sale of these restricted shares eligible to be sold under Rule 144, may, in the future, have a depressive effect on the price of our Common Stock in the over-the-counter market.  Furthermore, persons holding restricted securities for two years, who are not "affiliates" of Literary Playpen, as that term is defined in Rule 144, may sell their shares pursuant to Rule 144 without any limitations on the number of shares sold.

32.

ABSENCE OF DIVIDENDS MAY REDUCE YOUR OPPORTUNITY TO RECEIVE ANY RETURN ON YOUR INVESTMENT IN OUR SHARES. We have not paid any cash dividends on the Common Stock since inception and do not anticipate paying cash dividends in the foreseeable future.

 33.

ANTI-TAKEOVER PROVISIONS MAY MAKE IT DIFFICULT FOR THIRD PARTIES TO ACQUIRE CONTROL OF OUR COMPANY. The Board of Directors has the authority to issue shares of common stock without further action by the shareholders of Literary Playpen. In addition, Literary Playpen's Articles of Incorporation and By-Laws contain certain provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of Literary Playpen. Such provisions could limit future prices that certain investors might be willing to pay for shares of Common Stock. These provisions, which include indemnification of the Board of Directors, could also have the effect of deterring a hostile takeover or delaying or preventing changes in control or management of Literary Playpen.

34.

CONFLICTS OF INTEREST; TIME DEVOTED BY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS. Our management presently devotes time to other companies or projects that may compete, directly or indirectly, with Literary Playpen, both in existing business activities and in seeking investment/business opportunities and the subsequent operations thereof.  An attempt will be made with regard to any conflicts of interest between Literary Playpen and management to resolve such conflicts in favor of Literary Playpen.  In the future, it may be necessary to hire employees at substantial expense; however, as of the date of this Offering, no specific additional employees are contemplated. None of our employees will devote 100% of their time to the business of Literary Playpen. See "Management" and “Certain Relationships and Related Transactions”.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

As of April 14, 2003, the company’s eligible Common Stock is offered on the NASD OTC Bulletin Board Market with the trading symbol “LYPP”

The OTCBB securities are not listed and traded on the floor of any organized national or regional stock exchanges. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

However, broker-dealers may be discouraged from effecting transactions in our Shares because they will be considered penny stocks and will be subject to the penny stock rules.

Rules 15g-1 through 15g-9 broadcast under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in a "penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are listed for  trading on the OTCBB and purchases and sales of our shares are expected to be generally facilitated by NASD broker-dealers who will act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market, assuming one develops.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transactions is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

As of December 31, 2002, there were approximately 72 holders of record of our common stock.

As of April 14, 2003, there were 73 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the expenses incurred by the Company to date are mainly accounting, legal and investor relations expenses, which totaled $ 28,882 for the year ended December 31, 2002 and $ 17,049 for the year ended December 31, 2001.

In March of 2003 the Company offered 3,000,000 shares of its common stock, par value $0.001 in a Private Placement Memorandum.

The Company’s plan of operation over the next 12 months is to obtain funding to implement it’s business plan.

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

One of our goals is that over the first two-years of the development cycle, we seek to develop a role-playing game based on, and to be distributed with, a current hardcover release. These games, to be played on personal computers and game consoles, are expected to be far more sophisticated in design and more far-reaching in possibilities

FORWARD LOOKING STATEMENTS

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

ITEM 7.  FINANCIAL STATEMENTS

LITERARY PLAYPEN, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION

(APRIL 26, 2001)

TO

DECEMBER 31, 2002

WITH

AUDIT REPORT OF

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

MARK BAILEY & CO. LTD.

Certified Public Accountants

Management Consultants

Office Address: 1495 Ridgeview Drive, Ste. 200 Reno, Nevada 89509-6634	Phone: 775/332.4200 Fax: 775/332.4210	Mailing Address: P.O. Box 6060 Reno, Nevada 89513

TABLE OF CONTENTS

Independent Auditors’ Report

2

Balance Sheet

4

Statements of Operations

5

Statement of Changes in Shareholders’ Deficit

6

Statements of Cash Flows

7

Notes to Financial Statements

8

Independent Auditors’ Report

April 9, 2003

Board of Directors

Literary Playpen, Inc.

We have audited the accompanying balance sheet of Literary Playpen, Inc., (a company in the development stage) as of December 31, 2002, and the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2002 and for the period from inception (April 26, 2001) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Literary Playpen, Inc., (a company in the development stage), as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from inception (April 26, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company is in the development stage, and existing cash and available credit are insufficient to fund the Company’s cash flow needs for the next year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Bailey & Co., Ltd

Mark Bailey & Co., Ltd.

Reno, Nevada

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

December 31, 2002

ASSETS

December 31, 2002

Cash

$

4,184

Deferred tax asset (net)

-

Total current and total assets

$

4,184

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable

$

24,275

Shareholder advances

17,400

Total current and total liabilities

41,675

Commitments and Contingencies

Shareholders' Deficit

Preferred stock, $.001 par value, 10,000,000 share authorized and none issued and outstanding

-

Common stock, $.001 par value, 20,000,000 shares authorized, 5,500,000 shares issued and outstanding at December 31, 2002

5,500

Additional paid-in-capital

2,940

Deficit accumulated during the development stage

(45,931)

Total shareholders' deficit

(37,491)

Total liabilities and shareholders' deficit

$

4,184

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002 and

The Period from Inception (April 26, 2001) to December 31, 2001

Cumulative

From Inception

During

(April 26, 2001)

Development

Year Ended

To

Stage

December 31, 2002

December 31, 2001

Revenue

$

-

$

-

$

-

General and administrative expenses

         2,539

2,480

59

Consulting services

5,440

-

5,440

Investor relations

         3,152

1,602

1,550

Filing expenses

         2,300

2,300

-

Loss on impairment of license agreement

3,000

3,000

-

Legal and accounting expense

       29,500

19,500

10,000

Net loss before income taxes

       45,931

28,882

17,049

Provision for income taxes

                -

                -

-

Net loss

$

45,931

$

28,882

$

17,049

Loss per common share

basic and diluted

$

0.01

$

0.01

$

0.01

Weighted average common shares

basic and diluted

  3,571,714

4,750,500

2,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2002 and

The Period from Inception (April 26, 2001) to December 31, 2002

Accumulated

Additional

Deficit During

Common Stock

Paid-in

Development

Total

Shares

Amount

Capital

Stage

Equity

Shares issued to officers and directors for consulting services in April 2001

1,470,404 $

1,470

$

2,530

$

-

$

4,000

Shares issued to a co-founder for consulting services in April 2001

529,596

530

910

1,440

Shares issued for the net assets of Clusone Acquisition Corp. in December 2001

500,000

500

(500)

-

Net loss for the period ended

December 31, 2001

-

-

Balance at December 31, 2001

2,500,000

2,500

2,940

-

5,440

Shares issued in merger with

L1 Systems, Inc. in January 2002

3,000,000

3,000

-

3,000

Net loss for the year ended

December 31, 2002

(28,882)

(28,882)

Balance at December 31, 2002

$

5,500,000

$

5,500

$

2,940

$

(28,882)

$

(20,442)

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASHFLOWS

For the Year Ended December 31, 2002 and

The Period from Inception (April 26, 2001) to December 31, 2002

Cumulative

From Inception

During

Year Ended

(April 26, 2001)

Development

Deceber31, 2002

December 31, 2001

Cash Flows from Operating Activities

Net loss

$

(45,931)

$

(28,882)

$

(17,049)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on impairment of license agreement

3,000

3,000

-

Increase in accounts payable

24,275

19,275

5,000

Expense paid by issuance of stock

5,440

-

5,440

Net cash used in operating activities

(13,216)

 (6,607)

(6,609)

Cash Flows from Financing Activities

Proceeds received from shareholder advances

23,400

8,400

15,000

Repayment of shareholder advances

(6,000)

(3,000)

(3,000)

Net cash provided by financing activities

17,400

5,400

12,000

Net increase (decrease) in cash

4,184

(1,207)

5,391

Cash and cash equivalents at April 26, 2001 and December 31, 2001

-

5,391

-

Cash and cash equivalents at December 31, 2002 and December 31, 2001

$

4,184

$

4,184

$

5,391

Supplementary Information:

No amounts were paid for either interest or income taxes during the year and the period December 31, 2002 and 2001, respectively.

In January 2002 the Company issued 3,000,000 shares of its common stock for the purchase of L1 Systems, Inc., at a fair market value of $3,000.

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

1.

Organization and Significant Accounting Policies

The Company was organized April 26, 2001. It is a Delaware corporation. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities.  The Company plans to operate wireless hand- held and on-line games based on books written by best selling authors.

These financial statements have been prepared assuming that the Company will continue as a going concern.  Existing cash and available credit are insufficient to fund the Company’s cash flow needs for the next year. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. Management has plans to seek additional capital through private investors. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2002, the Company had working capital deficit of $37,491. A minimum of $7,500 per quarter is needed to cover expenses. Thus in the next year the Company will require $30,000 to cover new expenses. This amount would operate the Company but leave little or nothing for new activities. The Company expects to fund itself in the next twelve months by sales of shares.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The company maintains a cash balance in a non-interest-bearing bank account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. SFAS No. 109, requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. (See Note 4)

Loss Per Share

Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share”. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2002, the Company had no dilutive common stock equivalents such as stock options.

Revenue Recognition

In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2002, there was no revenue.

New Accounting Pronouncements

In May 2002 the Financial Accounting Standards Board (‘FASB’) issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company’s recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Adoption of SFAS No. 145 will not affect the financial results, as the Company has no long term debt or capital leases.

In August 2002 the FASB issued SFAS 146 “Accounting for Costs Associated With Exit or Disposal Activities”. This statement supercedes EITF issue 94-3 and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity’s commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

2.

Shareholder Advances

During the year two shareholders advanced funds to the Company. The advances are due on demand and are non-interest-bearing. Advances payable to shareholders were $17,400 at December 31, 2002.

3.

Royalty Agreement

In November 2001 the Company entered into an agreement with Sidney Sheldon, a shareholder, to develop a wireless hand held and on-line game based on one of his books. The agreement requires payment to Mr. Sheldon of 10% of the net revenue generated from the games after all development costs have been recouped.

4.

Federal Income Taxes

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

The following is a schedule of the composition of the provision for income taxes:

December 31, 2002
Deferred noncurrent tax asset	$ 15,617
Valuation allowance	(15,617)
Total provision for income taxes	$ -0-

The net change in the valuation account was $9,820 for the year ended December 31, 2002. The Company has available net operating loss carryforwards totaling $45,931, which begin to expire in 2021.

5.

Acquisitions

In February 2002 the Company acquired all the outstanding common stock of L1 Systems, Inc., a related party. All of the directors of L1 Systems were also directors of Literary Playpen, Inc.  For accounting purposes, the acquisition was treated as a purchase.

The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L1 Systems, Inc. (See Note 8) As there is no market at this time for the stock of the Company or L1 Systems, Inc., the fair value of the purchase is the par value of the stock given ($3,000). L1 Systems, Inc., has only one asset: a license agreement, and the par value of the stock has been assigned to the license agreement. Management of the

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Company has ascertained that the carrying value of the agreement may not be recoverable as no future cash flows from the agreement can be projected.

Management considers this asset to be 100% impaired as of December 31, 2002.

License agreement	$ 3,000
Loss on impairment	(3,000)
Net carrying value	$ -0-

The accompanying presentation is prepared for the pro forma information detailing the acquisition of L1 Systems, Inc., and the Company.

The unaudited pro forma combined financial statements’ information at December 31, 2002, is based upon the historical financial statements of the Company and L1 Systems, Inc., and has been prepared to illustrate the acquisition of L1 Systems.

The unaudited pro forma combined statement of operations for the year ended December 31, 2002, gives effect to the transaction described above as if the transaction had been completed at the beginning of the fiscal year (January 1, 2002). It is based on the separate historical statements of operations of the Company and L1 Systems, Inc., for year ended December 31, 2002.

The pro forma adjustments eliminated the common stock outstanding and the results of operations for L1 Systems, Inc., for the periods before the merger.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

December 31, 2002

Historical
Literary Playpen, Inc.		L1 Systems, Inc.	Pro Forma Adjustments	Pro Forma Combined
ASSETS

Cash	$ 4,184	$ -0-	$ -0-	$ 4,184

Deferred tax asset (net)	-0-	-0-	-0-	-0-

Total current and total assets	$ 4,184	$ -0-	$ -0-	$ 4,184

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$24,275	$ -0-	$ -0-	$24,275
Shareholder advances	17,400	-0-	-0-	17,400

Total current and total liabilities	41,675	-0-	-0-	41,675

Shareholders’ Deficit
Preferred stock	-0-	-0-	-0-	-0-
Common stock	5,500	3,000	(3,000)	5,500
Additional paid in capital	2,940	-0-	-0-	2,940
Retained deficit	(45,931)	(3,000)	3,000	(45,931)

Total shareholders’ deficit	(37,491)	-0-	-0-	(37,491)

Total liabilities and shareholders’ deficit	$ 4,184	$ -0-	$ -0-	$ 4,184

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF OPERATIONS

For the Period Ended December 31, 2002

	Historical
	Literary Playpen, Inc.	L1 Systems, Inc.	Pro Forma Adjustments	Pro Forma Combined

Revenue	$ -0-	$ -0-	$ -0-	$ -0-

General and administrative expenses	2,480	-0-	-0-	2,480
Filing expenses	2,300	-0-	-0-	2,300
Investor relations	1,602	-0-	-0-	1,602
Legal and accounting expenses	19,500	-0-	-0-	19,500
Loss on impairment of license
agreement	3,000	-0-	-0-	3,000

Net loss before income taxes	28,882	-0-	-0-	28,882

Provision for income taxes	-0-	-0-	-0-	-0-

Net loss	$ 28,882	$ -0-	$ -0-	$ 28,882

Loss per common share basic and diluted	$ 0.01	$ 0.00	$ 0.00	$ 0.01

1.

Capital Stock

In April 2001 officers, directors and a co-founder were issued shares for consulting services. The following schedule shows the shares originally issued and the subsequent effects of the reverse stock split due to the merger in December 2001.

Shares issued in April 2001 to:	Original number of Shares	After merger
CEO	1,439,500	529,288
President	960,000	352,941
Treasurer	960,000	352,941
Secretary	640,000	235,294
All officers and directors	3,999,500	1,470,404
Stock issued to a co-founder in April 2001 for consulting services	1,440,500	529,596

In December 2001 the company was acquired by a public shell company in a reverse merger. For accounting purposes, this transaction is recorded as the Company acquiring the public shell and a recapitalization of the Company’s equity. This transaction has the effect of a reverse stock split of 2.72 shares to 1.

In December 2001 the Company merged with Clusone Acquisition Corp., in a reverse merger. For accounting purposes the transaction is recorded as the Company issuing 500,000 shares of its common stock for the net assets of Clusone Acquisition Corp.

In February 2002 the Company issued 3,000,000 shares of its common stock for all the outstanding stock of L1 Systems, Inc.

2.

Related Party Transactions

In February 2002 the Company acquired all the outstanding common stock of L1 Systems, Inc., a related party. All of the directors of L1 Systems were also directors of Literary Playpen, Inc. The Company issued 3,000,000 shares of its common stock with a par value of $.001, for all the outstanding stock of L1 Systems, Inc.

During the year two shareholders advanced the Company cash to fund operations. $17,400 was outstanding as of December 31, 2002.

3.

Subsequent Events

In March 2003 the Company offered 3,000,000 shares of its common stock, par value $0.001 at a price of $1.00 per share in a Private Placement Memorandum.

(this space left blank intentionally)

PART II

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The accounting firm of Mark Bailey and Company, Ltd. Certified Public Accountants audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

EMPLOYEES

As of December 31,2002, Literary Playpen had 2 employees: Jesse A. Sackman and Roberto Crawford, neither of whom provide 100% of their time to the business of Literary Playpen. Literary Playpen considers its relations with these employees to be good and has experienced no employee turnover.

None of Literary Playpen's employees are covered by a collective bargaining agreement. Literary Playpen has entered into confidentiality agreements with these Employees, as well as all other officers, directors and members of our Technology Advisory Board.

MANAGEMENT

The executive officers, directors, members of the Technology Advisory Board are as follows:

NAME

AGE

POSITION

Jesse A. Sackman

37

C.E.O., President and Director

Roberto Crawford

61

C.F.O, Treasurer and Director

Michael J. Morrison

57

Secretary and Director

Sidney Sheldon

84

Member Advisory Board

Steve Lehman

49

Member Advisory Board

Robert Y. Lee

39

Member Advisory Board

Paul Sackman

43

Member Advisory Board

Douglas Frankel

43

Member Advisory Board

Background of Officers and Directors

Background of Officers, Directors and Advisory Board

Director, President and Chief Executive Officer - Jesse A. Sackman

Since 1985 Mr. Sackman has been president of NetReady Systems, Inc., a consulting firm managing network and Internet systems for companies such as Wyndham Hotel Group and Dial Corporation.  Mr. Sackman is a twenty-three year veteran of the personal computer industry dating back to 1977.

Director, Chief Financial Officer and Treasurer - Roberto Crawford

From 1987 to 2001 Mr. Crawford managed finances and acted as Chief Financial Officer for Premiere Radio Networks, Inc., now a division of Clear Channel Communications. Mr. Crawford serves as Chief Financial Officer, President and/or Director for several corporations.

Director and Secretary – Michael J. Morrison

Mr. Morrison has been an attorney for 26 years. Mr. Morrison received a B.S. Degree in Engineering Management from the U.S. Air Force Academy in 1968, and a J.D. Degree from the University of the Pacific, McGeorge School of Law in 1976. He is admitted to practice in Nevada (1977), California (1976) and the District of Columbia (1978). He is a member of the Washoe County, State of Nevada (Member, Business Section) and American (Member, Business Section) Bar Associations.

Member Advisory Board – Steve Lehman

Mr. Lehman was President and CEO of Premiere Radio Networks, Inc. from company inception to sale of the company for $190 million to Jacor (now Clear Channel Communications).  From 1999 to January 2001 Mr. Lehman was President and CEO of E4L, Inc. (f/k/a National Media, Inc.).  He is currently a Principal in the Investment Banking firm of Broadstream Capital Partners, LLC.

Member Advisory Board – Robert Y. Lee

From 1983 to 2000, Mr. Lee was President and CEO of Video City, Inc. (a publicly traded company) and founded its predecessor, Lee Video City.  Since 2000 Mr. Lee has been Chairman of the Board of Video City, Inc.

Technical Advisor - Sidney Sheldon

Sidney Sheldon is one of the best-selling authors of the 20th century, whose books have sold more than 300 million copies in more than 100 countries.  As of the writing of this document, Mr. Sheldon is listed in the Guinness Book of World’s Records as the most translated author.  Mr. Sheldon has received an Academy Award, a Tony Award, an Edgar Allen Poe Award and many other awards for the quality of his writing.  Mr. Sheldon wrote and produced such landmark television shows as “I Dream of Jeannie” and “The Patty Duke Show.”  Typically, Mr. Sheldon’s novels sell about 2 million hardcover copies worldwide.  Mr. Sheldon’s current projects, besides Literary Playpen, include a soap opera, a collection of country music sung by top country artists (Mr. Sheldon began his career as a musician), his memoirs, and a new novel.  As an advisor, Mr. Sheldon provides creative insight and may also provide access to top-tier literary agents, attorneys, agents and publishers, plus industry knowledge of the workings of the literary industry, which may also be of value.

Member Advisory Board - Paul Sackman

Since 1995 Mr. Sackman has developed and marketed video game products as an executive at Interplay, Inc. and Crave Entertainment, Inc.  Mr. Sackman has considerable experience negotiating licensing deals with celebrities, a valuable talent for Literary Playpen.

Member Advisory Board – Douglas Frankel

Douglas Frankel has vast experience helping businesses expand sales via advertising vehicles.  He brings great knowledge of advertising budgets, targeted and niche marketing and contacts within those realms, which may be helpful to Literary Playpen, Inc.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

       The following table sets forth certain information regarding beneficial ownership of Literary Playpen's Common Stock as of March 10, 2003, by (i) each stockholder known by Literary Playpen to be the beneficial owner of more than 10% of the outstanding shares of Common Stock, (ii) each director and advisor of Literary Playpen, (iii) Literary Playpen's Chief Executive Officer and other executive officers, and (iv) all directors, advisors, and executive officers as a group.

Shares

Percent

Name  of Beneficial Owner (**)

Owned(1)

Owned (1))

Sidney Sheldon

1,257,416

               22.86%

Paul Sackman

882,941

16.05%

Jesse A Sackman

875,874

15.92%

Roberto Crawford

756,295

13.75%

Michael Morrison

676,294

12.29%

Steve Lehman

50,000

0.91%

Robert Y. Lee

50,000

0.91%

Douglas Frankel

50,000

0.91%

All Directors and officers as a group

4,598,820

83.61%

**

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Schedule includes Beneficial Owners of 5% of the outstanding Common Stock at December 31, 2002 only.

1.

Percentage of beneficial ownership is based on 5,500,000 shares of Common Stock outstanding as of December 31, 2002.

Item 12. Certain Relationships and Related Transactions.

Literary Playpen was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. LPI is newly formed and has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." The merger of Clusone Acquisition Corp., a Delaware corporation, and Literary Playpen, Inc, a Nevada corporation, was a “shell reorganization.”

On October 18, 2001, Clusone Acquisition Corp. entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), whereby it agreed to issue 2,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of Literary Playpen, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on December 31, 2001, and, in January 2002, the name of the company was changed to Literary Playpen, Inc. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1931, and per rule 506 promulgated thereunder. All of these shares were issued to “accredited investors”, as that term is defined in Rule 501. Please also refer to the section entitled “ Certain Relationships and Related Transactions” on this page.

On January 30, 2002, we entered into a Securities Purchase Agreement and Plan of Reorganization ("Agreement"), whereby it agreed to issue 3,000,000 shares of its restricted Common Stock, par value $.001, in exchange for 100% of the total outstanding shares of L1 Systems, Inc., a Nevada corporation engaged in the literary games software development business. All conditions and terms of the Agreement were satisfied, and the transaction closed on February 11, 2002. . These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1931, and per rule 506 promulgated thereunder. All of these shares were issued to “accredited investors”, as that term is defined in Rule 501. Please also refer to the section entitled “ Certain Relationships and Related Transactions” on this page.

Jesse Sackman, Roberto Crawford and Michael J. Morrison, current officers, directors and principal shareholders of the Company, were also officers, directors and principal shareholders of both Literary Playpen, Inc., and L1 Systems, Inc.  Messrs. Paul Sackman and Sidney Sheldon, also principal shareholders of the Company, were also principal shareholders of Literary Playpen, Inc. and L1 Systems, Inc.

Item 13. Exhibits and Reports on Form 8-K.

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

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this annual report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

Dated: April 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10KSB dated for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Annual Report fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

CERTIFICATIONS

I, Jesse A. Sackman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Literary Playpen, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

CERTIFICATIONS

I, Roberto Crawford, certify that:

1. I have reviewed this annual report on Form 10-KSB of Literary Playpen, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

b)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record,process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer