Form 10KSB/A
period 2002-12-31
LITERARY PLAYPEN INC
filed 2003-05-15
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

 (Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act     of 1934

For the transition period from

 to

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

        Literary Playpen was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. LPI is newly formed and has limited assets, no revenues and limited operations.  The merger of Clusone Acquisition Corp., a Delaware corporation, and Literary Playpen, Inc, a Nevada corporation, was a “shell reorganization.”

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

9.

WE HAVE A POOR FINANCIAL CONDITION AND MAY BE UNABLE TO ADEQUATELY DEVELOP OUR BUSINESS.     Because we have no operating history or revenue sources, an investor cannot determine if we will ever be profitable. We will experience financial difficulties during our operational development and beyond. We may be unable to operate profitably, even if we develop operations and generate revenues. We plan to generate revenues from sales to potential users of our products and services. There can be no assurance that our revenues will exceed our costs. There can be no assurance that our revenues will allow us to provide products and services that will attract users in a useful, efficient and timely fashion. Our poor financial condition could adversely affect our ability to generate revenues.

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

29.

VOLATILITY OF STOCK PRICE MAY AFFECT YOUR ABILITY TO SELL YOUR SHARES. The market prices for securities have been volatile. Many external factors may have a significant impact on our business and on the market price of the Common Stock such as, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential products under development by us or our competitors, regulatory developments in both the United States and foreign countries.  Assuming a market is maintained, of which there can be no assurance, these factors may alter the stock price.  There is currently an extremely limited market for the company’s securities.

30.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE STOCK PRICE IN ANY MARKET THAT MAY DEVELOP AND AFFECT THE PRICE AT WHICH YOU MAY BE ABLE TO SELL YOUR SHARES. A total of 500,000 shares of our total outstanding common stock are currently eligible for sale pursuant to an SB-2 registration statement. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock, assuming a market continues to develop, of which there can be no assurance. Additional shares, including the 5,179,000 held beneficially by persons who are officers, directors, and control persons, may also become available for sale in the public market from time to time in the future. The sale of these shares could have a significant adverse effect on the market price of the Common Stock, if any.

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

As of April 14, 2003, there were approximately 73 record holders of the Company's Common Stock.

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

(this space left blank intentionally)

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

Year Ended

(April 26, 2001)

Development

December 31,

To December 31,

Stage

2002

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

.01

$

.01

$

.01

Weighted average common shares

basic and diluted

3,571,714

4,750,500

2,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2002 and

The Period from Inception (April 26, 2001) to December 31, 2002

Accumulated

Additional

Deficit During

Common Stock

Paid-in

Development

Total

Shares

Amount

Capital

Stage

Equity

Shares issued to officers and directors

for consulting services in April 2001

1,470,404

$

1,470

$

2,530

$

-

$

4,000

Shares issued to a co-founder

for consulting services in April 2001

529,596

530

910

1,440

Shares issued for the net assets of

Clusone Acquisition Corp. in

December,  2001

500,000

500

(500)

-

Net loss for the period ended

December 31, 2001

(17,049)

(17,049)

   _________________________________________________________________

Balance at December 31, 2001

2,500,000

2,500

2,940

(17,049)

(11,609)

Shares issued in merger with

L1 Systems, Inc. in January 2002

3,000,000

3,000

-

3,000

Net loss for the year ended

December 31, 2002

(28,882)

(28,882)

Balance at December 31, 2002

$

5,500,000

$

5,500

$

2,940

$

(45,931)

$

(37,491)

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASHFLOWS

For the Year Ended December 31, 2002 and

The Period from Inception (April 26, 2001) to December 31, 2002

Cumulative

From Inception

During

Year Ended

(April 26, 2001)

Development

December 31, 2002

December 31, 2001

Cash Flows from Operating Activities

Net loss

$

(45,931)

$

(28,882)

$

(17,049)

Adjustments to reconcile net loss to net cash

Loss on impairment of license agreement

3,000

3,000

-

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

COMBINED BALANCE SHEET

December 31, 2002

Historical

Literary

Pro Forma

Pro Forma

Playpen, Inc.

L1 Systems, Inc.

Adjustments

Combined

ASSETS

Cash

$

4,184

$

-0-

$

-0-

$

4,184

Deferred tax asset  (net)

-

-

-

-

Total current and total assets

$

4,184

$

-

$

-

$

4,184

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$

24,275

-

$

-

$

24,275

Shareholder advances

17,400

-

-

17,400

Total current and total liabilities

41,675

-

-

41,675

Shareholders’ Deficit

Preferred stock

-

-

-

-

Common stock

5,500

3,000

(3,000)

5,500

Additional paid in capital

2,940

-

-

2,940

Retained deficit

(45,931)

(3,000)

3,000

(45,931)

Total shareholders’ deficit

(37,491)

-

-

(37,491)

Total liabilities and

shareholders’ deficit

$

4,184

$

-

$

-

$

4,184

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF COMBINED OPERATIONS

For the Period Ended December 31, 2002

Historical

Literary

L1

Playpen,

Systems,

Pro Forma

Pro Forma

Inc.

Inc.

Adjustments

Combined

Revenue

$

-

$

-

$

-

$

-

General and administrative expenses

2,480

-

-

2,480

Filing expenses

2,300

-

-

2,300

Investor relations

1,602

-

-

1,602

Legal and accounting expenses

19,500

-

-

19,500

Loss on impairment of license

agreement

3,000

-

-

3,000

Net loss before income taxes

28,882

-

-

28,882

Provision for income taxes

-

-

-

-

Net loss

$

28,882

$

-

$

-

$

28,882

Loss per common share basic and

diluted

$

0.01

$

0.00

$

0.00

$

0.01

1.

Capital Stock

In April 2001 officers, directors and a co-founder were issued shares for consulting services. The following schedule shows the shares originally issued and the subsequent effects of the reverse stock split due to the merger in December 2001.

Shares issued in April 2001 to:

Original number of Shares

After merger

CEO

1,439,500

529,288

President

960,000

352,941

Treasurer

960,000

352,941

Secretary

640,000

235,294

All officers and directors

3,999,500

1,470,404

Stock issued to a co-founder in

April 2001 for consulting services

1,440,500

529,596

The Accompanying Notes are an Integral Part of These Financial Statements

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

The Accompanying Notes are an Integral Part of These Financial Statements

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