Form 10QSB
period 2003-03-31
LITERARY PLAYPEN INC
filed 2003-05-20
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 20, 2003 the Company had 5,703,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at March 31, 2003 (unaudited)……………………………..…………………………..3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Three Months Ended March 31, 2003 (unaudited)…………….………………………………………4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Three Months Ended March 31, 2003 (unaudited)…………………………………………………….5

Notes to Condensed Financial Statements (unaudited)

…………………………………………………………….6

Item 2. Management's Discussion and Analysis or Plan of Operation……………………………………………………….9

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

…………………………………………………………………………………………………10

Item 2.  Changes in Securities……………………………………………………………………………………………...10

Item 3.  Defaults Upon Senior Securities…………………………………………………………………………………..10

Item 4.  Submission of Matters to a Vote of Security Holders…………………………………………………………….10

Item 5.  Other Information

…………………………………………………………………………………………………11

Item 6.  Exhibits and Reports on Form 8-K………………………………………………………………………………..11

Signatures…………………………………………………………………………………………………………………..11

Certification…………………………………………………………………………………………………………..……12

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

ASSETS

March 31, 2003

   (unaudited)

CURRENT ASSETS

Cash

$

2,447

Prepaid consulting

4,060

Total current assets

6,507

DEFERRED TAX ASSET (NET)

-

Total assets

$

6,507

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

17,152

Interest payable

24

Note payable

12,500

Shareholder advances

17,400

     Total current and total liabilities

47,076

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,703,000 issued and outstanding

5,703

Common stock subscribed

25

Additional paid-in-capital

6,797

Deficit accumulated during the development stage

(53,094)

Total shareholders' deficit

(40,569)

Total liabilities and shareholders' deficit

$

6,507

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS (unaudited)

For the period from Inception (April 26, 2001) and the Three Months Ended March 31, 2003, and 2002

Cumulative

During

Development

        March 31

March 31

 Stage

               2003                   2002

REVENUE

$

-

$

-

$

-

ADMINISTRATIVE AND GENERAL COSTS

General and administrative expenses

(4,403)

(1,864)

(459)

Consulting services

(5,440)

-

-

Investor relations

(3,152)

-

(1,602)

Filing expenses

(2,300)

-

(2,175)

Legal and accounting expense

(34,750)

(5,250)

(5,000)

Loss on impairment of license agreement

(3,000)

-

(3,000)

Net loss before income taxes

(53,045)

(7,114)

(12,236)

INTEREST EXPENSE

(49)

(49)

-

Provision for income taxes

-

-

-

Net loss

$

(53,094)

$

(7,163)

$

(12,236)

Loss per common share basic and diluted

$

(0.01)

 $

(0.00)

 $

(0.00)

Weighted average common shares basic

4,062,500

5,500,000

4,500,000

Weighted average common shares diluted

4,062,735

5,501,882

4,500,000

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

For the period from Inception (April 26, 2001) and the Three Months Ended March 31, 2003, and 2002

Cumulative

During

Development

Stage

March 31, 2003

March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(53,094)

$

(7,163)

 $

(12,236)

Adjustments to reconcile net loss to net cash used

 in operating activities:

Loss on impairment of license agreement

3,000

-

3,000

Increase (decrease) in accounts payable

17,152

(7,123)

5,000

Increase in interest payable

24

24

-

Expense paid by issuance of stock

5,440

 -

-

Expense paid by stock subscription

25

25

-

Net cash used in operating activities

(27,453)

(14,237)

(4,236)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of note payable

12,500

12,500

-

Proceeds received from shareholder advances

23,400

-

2,400

Repayment of shareholder advances

(6,000)

-

-

Net cash provided by financing activities

29,900

12,500

2,400

Net increase (decrease) in cash

2,447

(1,737)

(1,836)

     Cash and cash equivalents at April 26, 2001 (inception)

     and December 31, 2002

 -

4,184

5,391

     Cash and cash equivalents at March 31, 2003

$

2,447

$

2,447

$

3,555

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were paid for either interest or income taxes during the period ended March 31, 2003.

     In March 2003, 203,000 common shares were issued for prepaid consulting services valued at $4,060.

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2003

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

New Pronouncements

In February 2003 the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company’s cash flow needs for the next year. Their ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of their equity securities for use in administrative, marketing, research and development activities. The Company is planning to raise $1,500,000 to $2,000,000 through a private placement that is to be completed in 2003.

2.        Notes Payable

In March 2003 a note payable agreement was entered into in the amount of $12,500. The interest rate is 10% per annum. The note and related interest are due in July 2003, and the Company is obligated to provide 25,000 restricted common shares to the lender on the due date of the note (See note 3).

3.

Common Stock Subscribed

In March 2003 a note payable agreement was entered into. Per the terms of the agreement, the Company is obligated to provide 25,000 restricted common shares to the lender in full settlement of the note and related interest. (See note 2).

4.

Capital Stock

In March 2003 the Company entered into two consulting contracts and issued 203,000 restricted common shares for prepaid consulting services valued at $4,060.

5.         Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of March 31, 2003, the outstanding advance balance was $17,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the expenses incurred by the Company to date are mainly accounting, legal and investor relations expenses, which totaled $ 7,114 for the quarter ended March 31, 2003 and $ 53,045 for the period from inception (April 26, 2001).

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

         This quarterly report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this quarterly report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. (Please refer to the company’s Annual Report on Form 10KSB/A dated December 31, 2002, filed with the Securities and Exchange Commission and which are described in Part I, Item 1 of the Annual Report, Description of Business - Risk Factors"). Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions shareholders and potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2.

Changes in Securities

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None

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

Dated: May 20, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10QSB dated for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Registration Statement fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

May 20, 2003

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Chairman

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

Treasurer, Director