Form 10QSB/A
period 2003-03-31
LITERARY PLAYPEN INC
filed 2003-06-16
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No 1

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

…………………………………………………………….6

Item 2. Management's Discussion and Analysis or Plan of Operation……………………………………………………….7

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

…………………………………………………………………………………………………..8

Item 2.  Changes in Securities……………………………………………………………………………………………...  8

Item 3.  Defaults Upon Senior Securities……………………………………………………………………………………8

Item 4.  Submission of Matters to a Vote of Security Holders……………………………………………………………...8

Item 5.  Other Information

………………………………………………………………………………………………….8

Item 6.  Exhibits and Reports on Form 8-K…………………………………………………………………………………8

Item 7.

Signatures.…………………………………………………………………………………………………………8

Certifications…...……………………………………………………………………………………………………..…….9

Exhibits…………………………………………………………………………………………………………………….11

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

Specimen of Common Stock Certificate (1)

10.1

[Form of] Indemnity Agreement. (1)

(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB with the Commission on February 15, 2000.

99,

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

None

Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer                                                     Dated: May 20, 2003

SECTION 302 CERTIFICATION

I, Jesse A. Sackman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Literary Playpen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Jesse A. Sackman               Date:  May 20, 2003

-------------------------

 Jesse A. Sackman

 Chief Executive Officer

SECTION 302 CERTIFICATION

I, Roberto Crawford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Literary Playpen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Roberto Crawford               Date:  May 20, 2003

-------------------------

 Roberto Crawford

 Chief Financial Officer

EXHIBIT 99

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