Form 10QSB
period 2003-06-30
LITERARY PLAYPEN INC
filed 2003-08-12
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 12, 2003 the Company had 5,679,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at June 30, 2003 (unaudited)……………………………..…………………………..3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Three Months Ended June 30, 2003 (unaudited)…………….………………………………………4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Three Months Ended June 30, 2003 (unaudited)…………………………………………………….5

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

ASSETS

June 30, 2003

   (unaudited)

CURRENT ASSETS

Cash

$

1,789

Prepaid expenses

3,637

Total current assets

5,426

DEFERRED TAX ASSET (NET)

-

Total assets

$

5,426

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

19,931

Related party payable

249

Interest payable

336

Note payable

12,500

Shareholder advances

17,400

     Total current and total liabilities

50,416

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,679,000 issued and outstanding

5,679

Common stock subscribed

25

Additional paid-in-capital

6,341

Deficit accumulated during the development stage

(57,035)

Total shareholders' deficit

(44,990)

Total liabilities and shareholders' deficit

$

5,426

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS (unaudited)

Cumulative From

For the six months ended

   For the three months ended

Inception

June 30

                            June 30

 (April 26, 2001)

            2003             2002                         2003                     2002

REVENUE

$

-

$

-

$

-

$

-

$

-

ADMINISTRATIVE AND GENERAL COSTS

General and administrative expenses

(5,304)

(2,765)

(1,941)

(901)

(1,482)

Consulting services

(6,633)

(1,193)

-

(1,193)

-

Investor relations

(3,152)

-

(1,602)

-

-

Filing expenses

(2,549)

(249)

(2,175)

(249)

-

Legal and accounting expense

(36,000)

(6,500)

(15,000)

(1,250)

(10,000)

Loss on impairment of license agreement

(3,000)

-

(3,000)

-

-

Total operating costs and expenses

(56,638)

(10,707)

(23,718)

(3,593)

(11,482)

INTEREST EXPENSE

(397)

(397

-

(348)

-

Provision for income taxes

-

-

-

-

-

Net loss

$

(57,035)

$

(11,104)

$

(23,718)

 $

(3,941)

$

(11,482)

Loss per common share basic and diluted

$

(0.01)

 $

(0.00)

 $

(0.00)

&

(0.00)

$

(0.00)

Weighted average common shares basic

4,084,875

5,589,500

5,000,000

5,679,000

5,500,000

And diluted

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

Cumulative From

Inception

April 26, 2001

June 30, 2003

June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(57,035)

$

(11,104)

 $

(23,718)

Adjustments to reconcile net loss to net cash used

 in operating activities:

Loss on impairment of license agreement

3,000

-

3,000

Increase (decrease) in accounts payable

19,931

(4,344)

15,000

Increase in prepaid expense

(1,250)

(1,250)

-

Increase in interest payable

336

336

-

Increase in related party payable

249

249

-

Expense paid by issuance of stock

6,633

1,193

-

Expense paid by stock subscription

25

25

-

Net cash used in operating activities

(28,111)

(14,895)

(5,718)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of note payable

12,500

12,500

-

Proceeds received from shareholder advances

23,400

-

5,400

Repayment of shareholder advances

(6,000)

-

-

Net cash provided by financing activities

29,900

12,500

5,400

Net increase (decrease) in cash

1,789

(2,395)

(318)

     Cash and cash equivalents at April 26, 2001 (inception)

     and December 31, 2002

 -

4,184

5,391

     Cash and cash equivalents at June 30, 2003

$

1,789

$

1,789

$

5,073

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were paid for either interest or income taxes during the period ended June 30, 2003.

     During the six months ended June 30, 2003, the Company issued 179,000 common shares in exchange for consulting services      of $3,580

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2003

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

New Pronouncements

In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

In August 1203 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will have no effect on the Company’s financial position or results of operations.

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

2.    Notes Payable

In March 2003 a note payable agreement was entered into in the amount of $12,500. The interest rate is 10% per annum. The terms of the note have been extended and the note and related interest are now due on demand. The Company is obligated to provide 25,000 restricted common shares to the lender when the note is paid. (See note 3).

3.

Common Stock Subscribed

In March 2003 a note payable agreement was entered into. Per the terms of the agreement, the Company is obligated to provide 25,000 restricted common shares to the lender in full settlement of the note and related interest. (See note 2).

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2003

4.

Capital Stock

In March 2003 the Company entered into two consulting contracts and issued 179,000 restricted common shares for prepaid consulting services valued at $3,580.

5.    Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of June 30, 2003, the outstanding advance balance was $17,400. During the current quarter, a company owned by one of the directors has advanced the Company $249. This amount is outstanding at quarter end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the operating costs and expenses incurred by the Company to date are mainly accounting, legal and investor relations expenses, which totaled $ 3,593 for the quarter ended June 30, 2003 and $ 56,638 for the period from inception (April 26, 2001).

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer                                                     Dated: August 12, 2003

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

By /s/ Jesse A. Sackman               Date:  August 12, 2003

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

By /s/ Roberto Crawford               Date:  August 12, 2003

-------------------------

 Roberto Crawford

 Chief Financial Officer

EXHIBIT 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10QSB dated for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Registration Statement fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

August 12, 2003

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Chairman

By: /s/ Roberto Crawford

Roberto Crawford

Chief Financial Officer

Treasurer, Director