Form 10QSB
period 2003-09-30
LITERARY PLAYPEN INC
filed 2003-11-19
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 19, 2003 the Company had 5,679,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at September 30, 2003 (unaudited) and December 31, 2002………………………..3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Nine and Three Months Ended September 30, 2003 (unaudited)……………………………………4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Nine Months Ended September 30, 2003 (unaudited)……………………………………………….5

Notes to Condensed Financial Statements (unaudited)

………………………………………………………….6

Item 2. Management's Discussion and Analysis or Plan of Operation…………………………………………………….7

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

………………………………………………………………………………………………..8

Item 2.  Changes in Securities…………………………………………………………………………………………...  8

Item 3.  Defaults Upon Senior Securities…………………………………………………………………………………8

Item 4.  Submission of Matters to a Vote of Security Holders…………………………………………………………...8

Item 5.  Other Information

……………………………………………………………………………………………….8

Item 6.  Exhibits and Reports on Form 8-K………………………………………………………………………………8

Item 7.

Signatures.………………………………………………………………………………………………………8

Certifications…...…………………………………………………………………………………………………..…….9

Exhibits………………………………………………………………………………………………………………….11

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

ASSETS

September 30,   December 31,

        2003

 2002

(unaudited)

September 30, 2002

2001

___________

____________

CASH

$

36

$

4,184

Total current assets

36

4,184

DEFERRED TAX ASSET (NET)

-

-

Total assets

$

36

$

4,184

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

18,435

$

24,275

Interest Payable

336

-

Note Payable

12,500

-

Shareholder advances

17,440

17,400

     Total current and total liabilities

48,711

41,675

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,679,000 and 5,500,000 shares

issued and outstanding

5,679

5,500

Common Stock Subscribed

25

-

Additional paid-in-capital

6,341

2,940

  Deficit accumulated during the development stage

(60,720)

(45,931)

Total shareholders' deficit

(48,675)

(37,491)

Total liabilities and shareholders' deficit

$

36

$

4,184

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS (unaudited)

Cumulative From

For the nine months ended

   For the three months ended

Inception

September 30

                            September 30

 (April 26, 2001)

            2003             2002                         2003                     2002

REVENUE

$

-

$

-

$

-

$

-

$

-

ADMINISTRATIVE AND GENERAL COSTS

General and administrative expenses

(5,308)

(2,769)

(2,451)

(30)

(510)

Consulting services

(9,045)

(3,605)

-

(2,387)

-

Investor relations

(3,152)

-

(1,602)

-

-

Filing expenses

(2,549)

(249)

(2,300)

-

(125)

Legal and accounting expense

(37,250)

(7,750)

(17,500)

(1,250)

(2,500)

Loss on impairment of license agreement

(3,000)

-

(3,000)

-

-

Total operating costs and expenses

(60,304)

(14,373)

(26,853)

(3,667)

(3,135)

INTEREST EXPENSE

(416)

(416)

-

(19)

-

Provision for income taxes

-

-

-

-

-

Net loss

$

(60,720)

$

(14,789)

$

(26,853)

 $

(3,686)

$

(3,135)

Loss per common share basic and diluted

$

(0.01)

 $

(0.00)

 $

(0.01)

&

(0.00)

$

(0.00)

Weighted average common shares basic

4,084,875

5,679,500

5,166,666

5,679,000

5,500,000

And diluted

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

Cumulative From

Inception

April 26, 2001

September 30, 2003

   September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(60,720)

$

(14,789)

 $

(26,853)

Adjustments to reconcile net loss to net cash used

 in operating activities:

Loss on impairment of license agreement

3,000

-

3,000

Increase (decrease) in accounts payable

18,435

(5,840)

17,500

Increase in prepaid expense

-

-

-

Increase in interest payable

336

336

-

Increase in related party payable

-

-

-

Expense paid by issuance of stock

9,020

3,580

-

Expense paid by stock subscription

25

25

-

Net cash used in operating activities

(29,904)

(16,668)

(6,353)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of note payable

12,500

12,500

-

Proceeds received from shareholder advances

23,440

40

5,400

Repayment of shareholder advances

(6,000)

-

-

Net cash provided by financing activities

29,940

12,540

5,400

Net increase (decrease) in cash

36

(4,148)

(953)

     Cash and cash equivalents at April 26, 2001 (inception)

     and September 30, 2003 and 2002

 -

4,184

5,391

     Cash and cash equivalents at September 30, 2003

$

36

$

36

$

4,438

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were paid for either interest or income taxes during the period ended September 30, 2003.

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2003

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

Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company’s cash flow needs for the next year. The Company’s ability to continue as a going concern is dependent on their ability to generate revenues or raise funds through sale of the Company’s equity securities for use in administrative, marketing, research and development activities. The Company is planning to raise $500,000 to $2,000,000 through a private placement that is to be completed in 2004.

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

September 30, 2003

4.

Capital Stock

In March 2003 the Company entered into two consulting contracts and issued 179,000 restricted common shares for prepaid consulting services valued at $3,580.

5.    Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of September 30, 2003, the outstanding advance balance was $17,440.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the operating costs and expenses incurred by the Company to date are mainly consulting, accounting, legal and investor relations expenses, which totaled $ 3,686 for the quarter ended September 30, 2003 and $ 60,720 for the period from inception (April 26, 2001) to September 30, 2003.  On August 26, 2003 Mr. Roberto Crawford resigned as Chief Financial Officer and as a member of the Board of Directors when he accepted full-time employment which did not allow him to remain at Literary Playpen, Inc. in these capacities. The Company intends to seek a replacement for the vacated positions. Mr. Crawford remains as a member of the Advisory Board only.

In March of 2003 the Company offered 3,000,000 shares of its common stock, par value $0.001 in a Private Placement Memorandum, which has expired. The Company intends to offer shares of its common stock, par value $0.001 in a Private Placement Memorandum during the next twelve months.  The Company’s plan of operation over the next 12 months is to obtain funding to implement it’s business plan.

The Company is classified as a development stage company because its principal activities involve seeking to develop business activities.

 We are an entertainment company that seeks to own rights to literary content. The target use for our proposed technology is a series of wireless and PC-based video games intended to form a new literary art form.

We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by established writers with communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works. We intend to create a series of online interactive video games and believe that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI.

On September 30, 2003 the Intellectual Property Rights licensed to the Company by Mr. Jesse Sackman expired. The Company intends to obtain Intellectual Property license rights for use in developing interactive games. We have a strong technical foundation to develop intellectual property licensed by the Company.  The technical background of our management and advisory team span more than thirty years.

Short Term Goal

We intend to seek funding to obtain Intellectual Property Rights and we intend to then develop interactive literature products.  Each product is anticipated to draw advances on royalties to offset development costs, with actual royalties to provide ongoing revenue. The first wireless games may be targeted at the teen and young woman demographics and possibly released in Japan.

Long Term Goal

We intend to build an ongoing library of interactive literature products.  It is our hope that eventually this library will be quite sizable, with products for wireless and wired technologies.  One of our goals is that over the first two-years of the development cycle, we intend to seek to develop a role-playing game based on, and to be distributed with, a current hardcover release. These games, to be played on personal computers and game consoles, are expected to be far more sophisticated in design and more far-reaching in possibilities

FORWARD LOOKING STATEMENTS

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

Dated: November 19, 2003

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

By /s/ Jesse A. Sackman               Date:  November 19, 2003

-------------------------

 Jesse A. Sackman

 Chief Executive Officer

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

November 19, 2003

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Chairman