Form 10KSB
period 2003-12-31
LITERARY PLAYPEN INC
filed 2004-04-14
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 (Mark One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

As of April 14, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately

$ 111,600, and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 5,679,000.

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

Jesse Sackman and Michael J. Morrison, current officers, directors and principal shareholders of the Company, were also officers, directors and principal shareholders of both Literary Playpen, Inc., and L1 Systems, Inc.  Messrs. Paul Sackman, Roberto Crawford and Sidney Sheldon, also principal shareholders of the Company, were also principal shareholders of Literary Playpen, Inc. and L1 Systems, Inc. Roberto Crawford was an officer, director and principal shareholder of the Company and also of both Literary Playpen, Inc., and L1 Systems, Inc.

To date, the Company has had no revenues or significant assets.

Literary Playpen, Inc. (“LPI”) intends to develop video game entertainment and other products, whose intent is to service two marketplaces for video games: the well-served and lucrative young male demographic and the underserved young female audience. Additionally, LPI seeks to service the young male demographic through an innovative, and yet simple new video game product.  A simple look at the video game market --- for example, an EDGAR search on Activision (Nasdaq: ATVI), will reveal the scale of profitability in sales to this demographic.

Our In-House counsel and Member of the Board of Directors, Mr. Morrison, is a securities attorney, with over 25 years experience with start-up public and private companies.

MARKET

Massive success of titillating and humorous game titles such as “Grand Theft Auto: Vice City” (commonly called “GTA”) have demonstrated the potential for such products among the young, male demographic.  As such, our video projects --- unique in their use of real video instead of computer generated graphics --- present a variety of humorous and titillating possibilities.

GTA drew some minor outcry over its racy nature from the demographic that doesn’t purchase video games, which helped sales of GTA rapidly climb up the bestseller lists by the demographic that does buy video games, and we believe our intended production of video game products may hold similar promise. We believe such products may pave the way for less profitable, but socially valuable realms, such as educational and industrial uses, but also may allow LPI to profit on products sold by our competition.

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

In the realm of wireless technology, as web-based cellular telephones and handheld organizers (PDAs, or Personal Digital Assistants such as Palm Pilots) have become ubiquitous the video game market is poised to strongly capitalize on that technology as well.  Dataquest’s Gartner Group shows that more than 10 million PDA’s were sold worldwide in 2001, and is anticipated to grow even more in light of Microsoft’s release of the PocketPC 2002 operating system.  Sales were expected to be about 23 million PDA’s in 2003.

PATENTS AND PROPRIETARY RIGHTS

Literary Playpen currently has no patents and proprietary rights. Should Literary Playpen pursue a Patent Application in the future, there can be no assurance that any such patent applications will issue as patents, or that any patent which may be issued will provide a preferred position with respect to the technology or products it covers.

Although Literary Playpen intends to pursue patent protection, significant legal issues remain as to the extent to which patent protection may be afforded, in both the United States and foreign countries. Therefore, Literary Playpen also intends to rely upon

Future development of trade secrets, know-how and continuing technological advancement to develop any competitive position. Disclosure of the Company's know-how is generally protected under confidentiality agreements. There can be no assurance, however, that all confidentiality agreements will be honored, that third parties will not develop equivalent technology independently, that disputes will not arise as to the ownership of technical information or that wrongful disclosure of Literary Playpen's trade secrets will not occur.

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

LPI TECHNOLOGY AND DEVELOPMENT

Though we feel our concepts are groundbreaking, the underlying technology is fairly simple, utilizing common techniques.  As such, when the Company obtains sufficient funding of these projects, we anticipate a fairly quick development cycle for the engine that will drive our future products.

This engine, once written, makes the production of future titles in a collection of products a matter of standard television-style production and editing.  This same engine can be licensed (assuming it has legal protection) to competitors or other companies producing products we feel not worthy of our resources (such as industry-specific training) for ongoing revenue beyond simple sales of our intended future products.The key to success with LPI’s proposed products rests on the content itself, not the technology behind it.  Simplicity of technological design would be the driving force in LPI’s development.

COMPETITION

There is potential competition from video game companies, such as Activision and Electronic Arts, traditional publishing companies, such as Warner Books and Simon & Schuster, other companies seeking convergence of electronic media and literature, such as eBooks, and an unknown number of programmers working in garages and small companies.

SUMMATION OF BUSINESS DESCRIPTION

Not just according to our research, but according most conventional business wisdom, the wireless Internet and video game industries are poised for great growth, and our proposed future products are intended to get a foothold in that market.

Our proposed wireless products, regardless of whether they hold the specific profit goals we believe or not, gets LPI into the wireless marketplace before the anticipated wave hits, and allows us to more easily enter other content and products into this arena later, when it costs much more for newcomers. We further feel that the continued strong growth of the video game industry, combined with our future products geared specifically towards the demographic of that marketplace, may provide substantial profitability to the company. The fact that our proposed future products may also serve socially conscious benefits in education and psychology, as well as industrial beneficial uses may provide a nice side benefit to the profitability we expect of Literary Playpen, Inc.

EMPLOYEES

As of December 31, 2003, Literary Playpen had 1 employee: Jesse A. Sackman, who does not provide 100% of his time to the business of Literary Playpen and receives no remuneration whatsoever at this time. . Literary Playpen considers its relations with its employees to be good. Roberto Crawford resigned as Officer, Director, and Chief Financial officer of the Company during 2003.

None of Literary Playpen's employees are covered by a collective bargaining agreement. Literary Playpen has entered into confidentiality agreements with its Employees, as well as all other officers, directors and past members of our Technology Advisory Board.

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

12.

DEPENDENCE ON EFFORTS OF COLLABORATIVE PARTNERS TO COMMERCIALIZE PRODUCTS MAY ADVERSELY AFFECT OUR BUSINESS OPERATIONS. There are several potential developments in our strategy. One of these strategies allows the PC-based proposed product to gain distribution by inclusion of a CDROM in the dust jacket of best selling books of the writers whose product is represented in the game. To distribute our product in this way we will need to collaborate with both the writer and their publisher.  There is no guarantee that writers and their book publishers will allow this form of distribution. There is no guarantee that writers and their book publishers if they allow this form of distribution will do so on terms favorable to Literary Playpen.

A wireless proposed product may or may not gain exposure from its wireless network partner.  Network providers, especially those in the U.S., earn revenue on the basis of time and minutes of usage, so they often feature high-usage applications (such as the one potentially designed by LPI) on their “home page” (the screen all wireless web users visit first to gain entry to any application on the network).  Despite the celebrity and literary appeal of our proposed products and their design to increase usage, wireless network providers are under no requirement to feature us on their home pages, or promote our product in any way.

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

18.

INABILITY TO ACQUIRE ADDITIONAL CONTENT MAY ADVERSELY AFFECT OUR BUSINESS.  One of the keys to the successful development of a new literary form for interactive video games is content by writers popular in standard literary forms. There is no guarantee that content will be available on terms favorable to LPI, or at all, for that matter.

19.

POTENTIAL COMPETITION COULD MAKE IT MORE DIFFICULT FOR US TO SUCCEED IN OUR BUSINESS.  There may be other parties pursuing products similar to our proposed products; however it is possible that a similar product is already being produced and represents unforeseen competition to Literary Playpen.  Further, it is possible that our proposed products may be successful enough to draw the attention of others capable of successfully developing a competitive product.  Such competition may come from existing video game developers large and small, book publishers, or other sources, and present a threat to sales of our proposed products and/or a threat to acquisition of literary content and/or other threats to our success.  Competitors may adversely affect our business.

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

21.

INFRINGEMENT OF PROPRIETARY RIGHTS MAY RESULT IN LEGAL ACTION AGAINST US AND ADVERSELY AFFECT OUR BUSINESS. Literary Playpen may be subject to claims that it infringes the proprietary rights of others including, but not limited to, trademarks, copyrights, patents or other intellectual property.  Others may obtain or own proprietary rights claiming products or processes that are necessary for, or useful to, the development, use or distribution of our proposed products. Such people could bring legal actions against Literary Playpen claiming infringement and seeking damages and injunctive relief. We may be required to obtain licenses from others to continue to develop, distribute or market its proposed products or may be required to cease those activities. There can be no assurance that we will obtain such licenses on acceptable terms, if at all. There can be no assurance that our current and proposed future activities will not be challenged someday in the United States or abroad, there is no assurance that we will necessarily prevail in such a challenge, that proprietary rights have not issued or will not issue containing claims which may significantly limit the proposed activities of Literary Playpen, or that we will not become involved in costly, time-consuming litigation or interference proceedings regarding proprietary rights, including actions brought to challenge or invalidate Literary Playpen's own acquired future proprietary rights.

22.    POTENTIAL INABILITY TO PROTECT UNPATENTED TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. We will also seek to protect our future proprietary technology, including technology, which may not be patented or patentable, in part, by having confidentiality agreements and, in certain cases, inventors' rights agreements with our collaborators (if any), advisors, employees and consultants. Although we do not have any rights agreements, if we ever do, there can be no assurance that any such agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise be disclosed to, or discovered by, competitors.

23.

DEPENDENCE ON KEY PERSONNEL AND ADVISORY BOARD. Our company’s success depends in large part upon Jesse Sackman, its Chief Executive Officer.  The loss of the services of any one of our key personnel or advisors or consultants could have a material adverse effect on Literary Playpen and significantly impede the achievement of its development objectives.  Our continued expansion in areas and activities requiring additional expertise may necessitate the recruitment of additional management and technical personnel. There can be no assurance that we will be able to attract and retain such personnel on acceptable terms, given the competition for such personnel among numerous technology-based companies, many of which are larger and have greater resources than Literary Playpen.

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

30.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE STOCK PRICE IN ANY MARKET THAT MAY DEVELOP AND AFFECT THE PRICE AT WHICH YOU MAY BE ABLE TO SELL YOUR SHARES. All shares of our total outstanding common stock are currently eligible for sale pursuant to Rule 144 of the Securities Act of 1933, as amended. Sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock, assuming a market continues to develop, of which there can be no assurance. The sale of these shares could have a significant adverse effect on the market price of the Common Stock, if any.

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

As of December 31, 2003, there were approximately 73 holders of record of our common stock.

As of April 14, 2004, there were 73 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the operating costs and expenses incurred by the Company to date are mainly consulting, accounting, legal and investor relations expenses, which totaled $ 22,462 for the year ended December 31, 2003 and $ 68,393 for the period from inception (April 26, 2001) to December 31, 2003.

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

(this space left blank intentionally)

ITEM 7.  FINANCIAL STATEMENTS

LITERARY PLAYPEN, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2003

AND

DECEMBER 31, 2002

WITH

AUDIT REPORT OF

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

Independent Auditors’ Report

April 9, 2004

Board of Directors

Literary Playpen, Inc.

We have audited the accompanying balance sheet of Literary Playpen, Inc., (a company in the development stage) as of December 31, 2003, and the related statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Literary Playpen, Inc., (a company in the development stage), as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

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

Mark Bailey & Company, Ltd.

Reno, Nevada

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

December 31, 2003

ASSETS

December 31, 2003

Current Assets

   Cash

$

  6

   Prepaid Expenses

79

   Deferred tax asset (net)

0

Total current and total assets

$

85

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accounts payable

$

25,055

Note Payable

12,500

Interest Payable

938

Shareholder advances

17,940

Total current and total liabilities

56,433

Commitments and Contingencies

Shareholders' Deficit

Preferred stock, $.001 par value, 10,000,000 share

authorized and none issued and outstanding

-

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,679,000 shares issued and outstanding

5,679

Common Stock subscribed

25

Additional paid-in-capital

6,341

Deficit accumulated during the development stage

(68,393)

Total shareholders' deficit

(56,348)

Total liabilities and shareholders' deficit

$

85

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 and 2002

Cumulative

During

Year Ended

Year Ended

Development

December 31,

To December 31,

Stage

2003

2002

Revenue

$

-

$

-

$

-

General and administrative expenses

4,615

2,076

2,480

Consulting services

9,045

3,605

0

Investor relations

         4,692

1,540

1,602

Filing expenses

         2,549

249

2,300

Loss on impairment of license agreement

3,000

0

3,000

Legal and accounting expense

43,500

14,000

19,500

Net loss before interest and income taxes

          67,401

21,470

28,882

Interest Expense

992

992

0

Net loss before income taxes

68,393

22,462

28,882

Provision for income taxes

-

-

-

Net loss

$        68,393

$

22,462

$

28,882

Loss per common share

basic and diluted

$

.02

$

.00

$

.01

Weighted average common shares

basic and diluted

4,403,700

        5,634,250

               4,750,500

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

The Period from Inception (April 26, 2001) to December 31, 2003

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

500,000

500

(500)

-

Net loss for the period ended

December 31, 2001

(17,049)

(17,049)

Balance at December 31, 2001

2,500,000

2,500

2,940

               (17,049)

(11,609)

Shares issued in merger with

L1 Systems, Inc. in January 2002

3,000,000

3,000

-

3,000

Net loss for the year ended

December 31, 2002

(28,882)

(28,882)

Balance at December 31, 2002

$

5,500,000

$

5,500

$

2,940

$

(45,931)

$

(37,491)

Shares issued for consulting

Services in March 2003                                         179,000                  179               3,401                                                 3,580

Common Stock subscribed                                                           25                                                         25

Net Loss for the year ended

December 31, 2003                                                                                                           (22,462)             (22,462)

Balance at December 31, 2003                        5,679,000               5,679         25     6,341                  (68,393)               (56,348)

The Accompanying Notes are an Integral Part of These Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASHFLOWS

For the Years Ended December 31, 2003 and 2002

Cumulative

During

Year Ended

Year Ended

Development

December 31, 2003

December 31, 2002

Cash Flows from Operating Activities

Net loss

$

(68,393)

$

(22,462)

$

(28,882)

Adjustments to reconcile net loss to net cash

         Used in operating activities

Loss on impairment of license agreement

3,000

0

3,000

-

Increase in accounts payable

25,055

780

19,275

Increase in prepaid expenses

(79)

(79)

0

Increase in interest payable

938

938

0

Expense paid by issuance of stock

9,045

                           3,605

0

Net cash used in operating activities

(30,434)

(17,218)

(6,607)

Cash Flows from Financing Activities

Proceeds received from shareholder advances

23,940

540

8,400

Proceeds from issuance of note payable

12,500

12,500

0

Repayment of shareholder advances

(6,000)

0

(3,000)

Net cash provided by financing activities

30,440

13,040

5,400

Net increase (decrease) in cash

6

(4,178)

(1,207)

Cash and cash equivalents at April 26, 2001

December 31, 2003, and December 31, 2002

-

4,184

                             5,391

Cash and cash equivalents at December 31, 2003

December 31, 2003, and December 31, 2002

$

6

$

6

$

4,184

Supplementary Information:

$55 and $0 were paid for interest and income taxes, respectively in the year ended December 31, 2003. No amounts were paid for either interest or income taxes during the year ended December 31, 2002.

In January 2002 the Company issued 3,000,000 shares of its common stock for the purchase of L1 Systems, Inc., at a fair market value of $3,000.

The Accompanying Notes are an Integral Part of these Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Organization and Significant Accounting Policies

The Company was organized April 26, 2001. It is a Delaware corporation. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities. No revenue has been generated from its business activities.  The Company plans to operate wireless hand- held and on-line games based on books written by best selling authors.

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

At December 31, 2003, the Company had working capital deficit of $56,348. A minimum of $5,750 per quarter is needed to cover expenses. Thus in the next year the Company will require a minimum of $23,000 to cover new expenses. This amount would operate the Company but leave little or nothing for new activities. The Company expects to fund itself in the next twelve months through issuance of additional stock.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003.

Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. SFAS No. 109, requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of temporary differences between revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets that are not likely to be realized. (See Note 5)

Loss Per Share

Net loss per share is provided in accordance with SFAS No. 128 “Earnings Per Share”. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2003, the Company had no dilutive common stock equivalents such as stock options.

Revenue Recognition

In 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. During the period ended December 31, 2003, there was no revenue.

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

New Accounting Pronouncements

In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. It is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

In May 2003 the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. This statement establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will have no effect on the Company’s financial position or results of operations.

In December 2003 the FASB issued SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in SFAS 132, “Employers’ Disclosures about Pensions and Other

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The Company has no Pension or Other Postretirement Benefits.

Note payable and Common Stock Subscribed

In March 2003 a note payable agreement was entered into in the amount of $12,500. The interest rate is 10% per annum. The terms of the note have been modified and the note and related interest are now due on demand. The Company is obligated to provide 25,000 restricted common shares to the lender when the note is paid.

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

The following is a schedule of the composition of the provision for income taxes:

December 31, 2003
Deferred noncurrent tax asset	$ 23,254
Valuation allowance	(23,254)
Total provision for income taxes	$ -0-

The net change in the valuation account was $7,637 for the year ended December 31, 2003. The Company has available net operating loss carryforwards totaling approximately $70,000, which begin to expire in 2021.

5.         Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of December 31, 2003, the outstanding advance balance was $17,940.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

EMPLOYEES

As of December 31, 2003, Literary Playpen had 1 employees: Jesse A. Sackman, who does not provide 100% of his time to the business of Literary Playpen and receives no remuneration whatsoever at this time. . Literary Playpen considers its relations with its employees to be good. Roberto Crawford resigned as Officer, Director, and Chief Financial officer of the Company during 2003.

None of Literary Playpen's employees are covered by a collective bargaining agreement. Literary Playpen has entered into confidentiality agreements with its Employees, as well as all other officers, directors and past members of our Technology Advisory Board.

MANAGEMENT

The executive officers and directors are as follows:

NAME

AGE

POSITION

Jesse A. Sackman

38

C.E.O., President and Director

Michael J. Morrison

58

Secretary and Director

Background of Officers and Directors

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

       The following table sets forth certain information regarding beneficial ownership of Literary Playpen's Common Stock as of March 10, 2003, by (i) each stockholder known by Literary Playpen to be the beneficial owner of more than 10% of the outstanding shares of Common Stock, (ii) each director of Literary Playpen, (iii) Literary Playpen's Chief Executive Officer and other executive officers, and (iv) all directors and executive officers as a group.

Shares

Percent

Name  of Beneficial Owner (**)

Owned(1)

Owned (1))

Sidney Sheldon

1,257,416

22.14%

Paul Sackman

882,941

15.55%

Jesse A Sackman

875,874

15.42%

Roberto Crawford

756,295

13.32%

Michael Morrison

676,294

11.91%

All Beneficial Owners of 5% or more as a group

4,598,820

78.34%

All Directors and officers as a group

1,552,168

27.33%

**

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Schedule includes Beneficial Owners of 5% of the outstanding Common Stock at December 31, 2003 only.

1.

Percentage of beneficial ownership is based on 5,679,000 shares of Common Stock outstanding as of December 31, 2003.

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

Jesse Sackman and Michael J. Morrison, current officers, directors and principal shareholders of the Company, were also officers, directors and principal shareholders of both Literary Playpen, Inc., and L1 Systems, Inc.  Messrs. Paul Sackman, Roberto Crawford and Sidney Sheldon, also principal shareholders of the Company, were also principal shareholders of Literary Playpen, Inc. and L1 Systems, Inc. Roberto Crawford was an officer, director and principal shareholder of the Company and also of both Literary Playpen, Inc., and L1 Systems, Inc.

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

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this annual report, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chairman and Chief Executive Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Dated: April 14, 2004

CERTIFICATIONS

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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