Form 10QSB
period 2004-03-31
LITERARY PLAYPEN INC
filed 2004-05-20
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 11, 2004 the Company had 5,679,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at March 31, 2004 (unaudited)……………………………..…………………………..3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Three Months Ended March 31, 2004 (unaudited)…………….………………………………………4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Three Months Ended March 31, 2004 (unaudited)…………………………………………………….5

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

                        (this space left blank intentionally)

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

ASSETS

March 31, 2004

   (unaudited)

CURRENT ASSETS

Cash

$

76

Prepaid Expenses

      79

Total current assets

155

DEFERRED TAX ASSET (NET)

-

Total assets

$

155

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

25,055

Interest payable

1,250

Note payable

12,500

Shareholder advances

18,040

     Total current and total liabilities

56,845

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,679,000 issued and outstanding

5,679

Common stock subscribed

25

Additional paid-in-capital

6,341

Deficit accumulated during the development stage

(68,735)

Total shareholders' deficit

(56,690)

Total liabilities and shareholders' deficit

$

155

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS (unaudited)

For the period from Inception (April 26, 2001) and the Three Months Ended March 31, 2004, and 2003

Cumulative

During

Development

        March 31

March 31

 Stage

               2004                   2003

REVENUE

$

-

$

-

$

-

ADMINISTRATIVE AND GENERAL COSTS

General and administrative expenses

(4,615)

(30)

(1,864)

Consulting services

(9,045)

-

-

Investor relations

(4,692)

-

-

Filing expenses

(2,579)

-

-

Legal and accounting expense

(43,500)

-

(5,250)

Loss on impairment of license agreement

(3,000)

-

-

Net loss before income taxes

(67,431)

(30)

(7,114)

INTEREST EXPENSE

(1,304)

(312)

(49)

Provision for income taxes

-

-

-

Net loss

$

(68,735)

$

(342)

$

(7,163)

Loss per common share - basic and diluted

$

(0.01)

 $

(0.00)

 $

(0.00)

Weighted average common shares - basic

4,675,657

5,679,000

5,500,000

Weighted average common shares - diluted

4,684,229

5,704,000

5,501,882

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

For the period from Inception (April 26, 2001) and the Three Months Ended March 31, 2004, and 2003

Cumulative

During

Development

Stage

March 31, 2004

March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(68,735)

$

(342)

 $

(7,163)

Adjustments to reconcile net loss to net cash used

 in operating activities:

Loss on impairment of license agreement

3,000

-

-

Increase (decrease) in accounts payable

25,055

-

(7,123)

Increase in prepaid expenses

(79)

-

-

Increase in interest payable

1,250

 312

49

Expense paid by issuance of stock

9,045

-

-

      Net cash used in operating activities

(30,464)

(30)

(14,237)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of note payable

12,500

-

  12,500

Proceeds received from shareholder advances

24,040

100

-

Repayment of shareholder advances

(6,000)

-

-

Net cash provided by financing activities

30,540

100

12,500

Net increase (decrease) in cash

76

70

(1,737)

     Cash and cash equivalents at April 26, 2001 (inception)

     and December 31, 2003, and 2002

 -

6

4,184

     Cash and cash equivalents at March 31,2004 and

$

76

$

76

$

2,447

     2003

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were paid for either interest or income taxes during the period ended March 31, 2004.

    In March 2003, common shares totaling 203,000 were issued for prepaid consulting services valued at $4,060.

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

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

2.   Notes Payable and Common Stock Subscribed

In March 2003 a note payable agreement was entered into in the amount of $12,500. The interest rate is ten percent (10%) per annum. Interest payable as of March 31, 2004 was $1,250. The note and related interest are due on demand, and the Company is obligated to provide 25,000 restricted common shares to the lender on the due date of the note.

3.   Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of March 31, 2004, the outstanding advance balance was $18,040.

  (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the operating costs and expenses incurred by the Company are mainly bank charges and interest expense, which totaled $343 for the quarter ended March 31, 2004. The Company intends to offer shares of its common stock, par value $0.001 in a Private Placement Memorandum during the next twelve months.  The Company’s plan of operation over the next 12 months is to obtain funding to implement it’s business plan. The Company is classified as a development stage company because its principal activities involve seeking to develop business activities. We are an entertainment company that seeks to own rights to literary content. The target use for our proposed technology is a series of wireless and PC-based video games intended to form a new literary art form. We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by established writers with communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works. We intend to create a series of online interactive video games and believe that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI. The Company intends to obtain Intellectual Property license rights for use in developing interactive games. We have a strong technical foundation to develop intellectual property licensed by the Company.  The technical background of our management and advisory team span more than thirty years.

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

         This quarterly report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this quarterly report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. (Please refer to the company’s Annual Report on Form 10KSB dated December 31, 2003, filed with the Securities and Exchange Commission and which are described in Part I, Item 1 of the Annual Report, Description of Business - Risk Factors"). Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions shareholders and potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Dated: May 11, 2004

CERTIFICATIONS

SECTION 302 CERTIFICATION

I, Jesse A. Sackman, certify that:

1. I have reviewed this interim quarterly report on Form 10-QSB of Literary Playpen, Inc.;

2. Based on my knowledge, this interim quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this interim quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim quarterly report;

4. The registrant's other officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this interim quarterly report (the "Evaluation Date"); and

c) presented in this interim quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Jesse A. Sackman               Date:  May 11, 2004

-------------------------

 Jesse A. Sackman

 Chief Executive Officer

EXHIBIT 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the interim quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10QSB dated for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Registration Statement fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

May 11, 2004

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Chairman