Form 10QSB
period 2004-06-30
LITERARY PLAYPEN INC
filed 2004-08-12
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 12, 2004 the Company had 5,679,000 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Balance Sheet at June 30, 2004 (unaudited)……………………………..…………………………..3

Condensed Statements of Operations Cumulative During Development Stage,

              and for the Three Months Ended June 30, 2004 (unaudited)…………….………………………………………4

Condensed Statements of Cash Flows Cumulative During Development Stage,

              and for the Three Months Ended June 30, 2004 (unaudited)…………………………………………………….5

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

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

BALANCE SHEET

ASSETS

June 30, 2004

   (unaudited)

CURRENT ASSETS

Cash

$

46

Prepaid Expenses

      79

Total current assets

125

DEFERRED TAX ASSET (NET)

-

Total assets

$

125

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable

$

12,655

Interest payable

1,563

Note payable

12,500

Shareholder advances

32,940

     Total current and total liabilities

59,658

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 10,000,000 shares

authorized and none issued and outstanding

Common stock, $.001 par value, 20,000,000 shares

authorized, 5,679,000 issued and outstanding

5,679

Common stock subscribed

25

Additional paid-in-capital

6,341

Deficit accumulated during the development stage

(71,578)

Total shareholders' deficit

(59,533)

Total liabilities and shareholders' deficit

$

125

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS (unaudited)

Cumulative From

For the six months ended

   For the three months ended

Inception

June 30

                            June 30

 (April 26, 2001)

            2003             2004                         2003                     2004

REVENUE

$

-

$

-

$

-

$

-

$

-

ADMINISTRATIVE AND GENERAL COSTS

General and administrative expenses

(6,215)

(2,765)

(60)

(901)

(30)

Consulting services

(9,045)

(1,193)

-

(1,193)

-

Investor relations

(3,152)

-

-

-

-

Filing expenses

(2,549)

(249)

-

(249)

-

Legal and accounting expense

(46,000)

(6,500)

(2,500)

(1,250)

(2,500)

Loss on impairment of license agreement

(3,000)

-

-

-

-

Total operating costs and expenses

(69,961)

(10,707)

(2,560)

(3,593)

(2,530)

INTEREST EXPENSE

(1,617)

(397

(625)

(348)

(313)

Provision for income taxes

-

-

-

-

-

Net loss

$

(71,578)

$

(11,104)

$

(3185)

 $

(3,941)

$

(2,843)

Loss per common share basic and diluted

$

(0.01)

 $

(0.00)

 $

(0.00)

&

(0.00)

$

(0.00)

Weighted average common shares basic

4,881,938

5,589,500

5,679,000

5,679,000

5,679,000

And diluted

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

(unaudited)

Cumulative From

Inception

April 26, 2001

June 30, 2003

June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(71,578)

$

(11,104)

 $

(3,185)

Adjustments to reconcile net loss to net cash used

 in operating activities:

Loss on impairment of license agreement

-

-

-

Increase (decrease) in accounts payable

12,555

(4,344)

(12,500)

Increase in prepaid expense

(79)

(1,250)

-

Increase in interest payable

1,563

336

625

Increase in related party payable

100

249

100

Expense paid by issuance of stock

12020

1,193

-

Expense paid by stock subscription

25

25

-

Net cash used in operating activities

(45,394)

(14,895)

(14,960)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of note payable

12,500

12,500

-

Proceeds received from shareholder advances

32,940

-

15,000

Repayment of shareholder advances

-

-

-

Net cash provided by financing activities

45,440

12,500

15,000

Net increase (decrease) in cash

46

(2,395)

(40)

     Cash and cash equivalents at April 26, 2001 (inception)

     and December 31, 2002 and December 31,2003

 -

4,184

6

     Cash and cash equivalents at June 30, 2004

$

46

$

1,789

$

46

SUPPLEMENTARY AND NON-CASH INFORMATION:

     No amounts were paid for either interest or income taxes during the period ended June 30, 2003, and June 30,2004

During the six months ended June 30, 2003, the Company issued 179,000 common shares in exchange for consulting services of $3,580

See Notes to the Interim Financial Statements

LITERARY PLAYPEN, INC.

(A Company in the Development Stage)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

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

2.   Notes Payable and Common Stock Subscribed

In March 2003 a note payable agreement was entered into in the amount of $12,500. The interest rate is ten percent (10%) per annum. Interest payable as of June 30, 2004 was $1,563. The note and related interest are due on demand, and the Company is obligated to provide 25,000 restricted common shares to the lender on the due date of the note.

3.   Related Party Transactions

The officers of Literary Playpen, Inc., have advanced the Company funds to pay expenses in prior years. The advances are due upon demand and carry no interest. As of June 30, 2004, the outstanding advance balance was $32,940.

  (this space left blank intentionally)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has had no revenues, and the operating costs and expenses incurred by the Company are mainly Accounting fees, bank charges and interest expense, which totaled $2,843 for the quarter ended June 30, 2004. The Company intends to offer shares of its common stock, par value $0.001 in a Private Placement Memorandum during the next twelve months.  The Company’s plan of operation over the next 12 months is to obtain funding to implement its business plan. The Company is classified as a development stage company because its principal activities involve seeking to develop business activities. We are an entertainment company that seeks to own rights to literary content. The target use for our proposed technology is a series of wireless and PC-based video games intended to form a new literary art form. We intend to develop and market a series of online and wireless interactive products, which merge contemporary best-selling fiction by established writers with communication and interactive media to create a new literary entertainment form, distributed by existing wireless networks and as CDROMs in book jackets of best-selling published works. We intend to create a series of online interactive video games and believe that these proposed products may enjoy large-scale distribution through enclosure of a CDROM in the book jacket of published books by writers who have licensed content to LPI. The Company intends to obtain Intellectual Property license rights for use in developing interactive games. We have a strong technical foundation to develop intellectual property licensed by the Company.  The technical background of our management and advisory team span more than thirty years.

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

Dated: August 12, 2004

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

6. The registrant's other officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Jesse A. Sackman               Date:  August 12, 2004

-------------------------

 Jesse A. Sackman

 Chief Executive Officer

EXHIBIT 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY OF 2002

In connection with the interim quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 of Literary Playpen, Inc. on Form 10QSB dated for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:

1.   The Registration Statement fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in the Registration Statement fairly presents, in all material respects, the financial condition and results of operation of the Company.

August 12, 2004

By: /s/ Jesse A. Sackman

Jesse A. Sackman

Chief Executive Officer

Chairman