Form 10QSB
period 2004-09-30
LITERARY PLAYPEN INC
filed 2004-11-22
CIK 1106641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________ to ____________

                        Commission File Number 333-99449

                          AMERICAN PALLET LEASING, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       33-0889194
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                       425 Second Street, S.E., Suite 600
                            Cedar Rapids, Iowa 52401
                    (Address of principal executive offices)

                                 (864) 936-7000
                           (Issuer's telephone number)


                             LITERARY PLAYPEN, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         As of November 22, 2004, the Company had 11,437,090 shares of its $.001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]


                                   PART 1 - FINANCIAL INFORMATION

                                                                                   Page(s)
                                                                                   -------
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheet at September 30, 2004...................F-1

Unaudited Condensed Consolidated Statements of Operations for the
   three month period ended September 30, 2004, from inception (June 17, 2003)
   through September 30, 2003 and for the period from inception (June 17, 2003)
   to September 30, 2004...............................................................F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the
   three month period ended September 30, 2004, from inception (June 17, 2003)
   through September 30, 2003 and the period from inception (June 17, 2003)
   to September 30, 2004...............................................................F-4

Notes to Unaudited Condensed Consolidated Financial Statements.........................F-5



                                    AMERICAN PALET LEASING, INC.
                                    (A Development Stage Company)

                                CONDENSED CONSOLIDATED BALANCE SHEET

                                             As of

                                                                   September 30,
                                                                      2004
                                   ASSETS                          (Unaudited)
                                                                   ------------
     Current Assets:
           Cash and cash equivalents                               $   386,206
            Accounts Receivable                                        118,384
            Inventories                                                 68,337
            Prepaid Expenses                                             4,996
                                                                   ------------
                             Total Current Assets
                                                                       577,923
                                                                   ------------

Property, Plant & Equipment                                          3,375,920

Deferred Tax Assets                                                    504,533

Other Assets

                                   Total Assets                    $ 4,458,376
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                 $ 3,187,190
     Accounts payable and accrued liabilities                          132,559
                                                                   ------------

                                Total current liabilities            3,319,749
Stockholders' Equity:
     Common stock; $.001 par value; 20,000,000 authorized;
         11,437,090 issued and outstanding                              11,437
     Preferred stock; $.001 par value; 10,000,000 authorized;
     No shares issued or outstanding
     Additional paid-in capital                                      2,180,426
     Accumulated deficit during the development stage               (1,053,236)
                                                                   ------------
     Total Stockholders'
     Equity                                                          1,138,627
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 4,458,376
                                                                   ============


The accompanying notes are an integral part of these financial statements.


                                              AMERICAN PALET LEASING, INC.
                                              (A Development Stage Company)
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                                For the Periods Indicated


                                                 Cumulative          Interim Period         From Inception
                                                   During             July 1, 2004         (June 17, 2003)
                                                 Development             Through               Through
                                                   Stage            September 30, 2004     September 30, 2003
                                                -------------          -------------          -------------
     SALES                                      $    273,903           $    273,903           $         --
     COST OF SALES                                   163,305                163,305                     --
                                                -------------          -------------          -------------

     GROSS PROFIT                                    110,598                110,598                     --
                                                -------------          -------------          -------------

     GENERAL & ADMINISTRATIVE EXPENSES:

     Plant expenses                                   59,217                 59,217                     --
     Consultants                                     926,098                535,582                 71,953
     Organizational costs                            190,383                 65,316                 34,348
     Office expenses                                 317,138                263,676                 15,670
                                                -------------          -------------          -------------
         Total general and  administrative
         expenses                                  1,492,836                923,791                121,971

OTHER INCOME (EXPENSES):
     Interest income                                     716                    398                     --
     Interest expense                                (56,248)                (9,476)                    --
     Loss on abandonment of investment
         deposit                                    (120,000)                    --                120,000
                                                -------------          -------------          -------------
                                                    (175,532)                (9,078)              (120,000)
                                                -------------          -------------          -------------
Loss before income tax benefit                    (1,557,770)              (822,271)              (241,971)
     Income tax benefit                              504,534                278,801                 81,023
                                                -------------          -------------          -------------
NET LOSS                                        $ (1,053,236)          $   (543,470)          $   (160,948)
                                                =============          =============          =============

BASIC LOSS PER COMMON SHARE:
     Weighted average number of shares                                    9,960,263              9,635,000

     Net loss per share                                                $     (0.055)          $     (0.017)

FULLY DILUTIVE LOSS PER COMMON SHARE:

     Weighted average number of shares                                   10,175,717              9,635,000
     Net loss per share                                                $     (0.053)          $     (0.017)

The accompanying notes are an integral part of these financial statements.


                                              AMERICAN PALET LEASING, INC.
                                              (A Development Stage Company)
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                For the Periods Indicated

                                                                                                From Inception
                                                               Cumulative    Interim Period     (June 17, 2003)
                                                                 During       July 1, 2004          Through
                                                              Development        Through         September 30,
                                                                 Stage          30-Sep-04            2003
                                                              ------------      ------------      ------------
Cash Flows From Operating Activities:
       Net loss                                               $(1,053,235)      $  (543,470)      $  (160,948)
       Adjustments to reconcile net loss to cash used
           in operations:
           Deferred tax benefit                                  (504,533)         (278,801)          (81,023)
           Depreciation                                            16,051            16,051                --
           Loss on abandonment of investment
               deposit                                            120,000                             120,000
           Expenses incurred in exchange for stock                218,280           146,750             2,387
           (Increase) in accounts receivable and prepaid         (123,380)         (123,380)               --
           (Increase) in inventories                              (68,337)          (68,337)               --
           Increase in accrued liabilities                        132,559           127,339            (1,118)
                                                              ------------      ------------      ------------
       Net Cash Used in Operating Activities                   (1,262,595)         (732,848)         (120,703)

Cash Flows From Investing Activities:
       Payment of deposit on investment acquisitions             (177,950)           (5,700)         (120,000)
       Purchase of sawmill assets                                (550,000)         (500,000)               --
       Purchase of equipment and vehicles                         (78,754)          (74,804)           (3,950)
                                                              ------------      ------------      ------------

       Net Cash Used in Investing Activities                     (806,704)         (580,504)         (123,950)

Cash Flows From Financing Activities:
       Proceeds from notes payable                                486,500            78,500                --
       Proceeds received from shareholder advances                 35,905             2,054                40
       Proceeds from sale of common stock                       1,933,100         1,593,700           247,000
                                                              ------------      ------------      ------------
       Net Cash Provided by Financing Activities                2,455,505         1,674,254           247,040
                                                              ------------      ------------      ------------
Net Increase (Decrease) in Cash                                   386,206           360,902             2,387


Beginning Balance in Cash                                                            25,304             2,395
                                                              ------------      ------------      ------------
                                                              $   386,206       $   386,206       $     4,782
                                                              ============      ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Noncash transactions:
           Portion of sawmill asset purchase financed
               by seller                                        2,697,750       $ 2,697,750       $        --

           Issuance of stock for services                         146,750       $   146,750       $    10,000

           Issuance of stock for debt                                           $        --       $    49,400

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1 -  basis of Presentation and Significant Accounting Policies
-------------------------------------------------------------------

BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

As previously reported, on September 22, 2004, American Pallet Leasing, Inc., an Iowa corporation ("APL"), completed the initial closing of a reverse acquisition of the Registrant pursuant to which the Registrant acquired all of the outstanding common shares of APL in exchange for a controlling interest in the Registrant (the "Reorganization").

Pursuant to a Securities Purchase Agreement and Plan of Reorganization ("Purchase Agreement"), the Registrant issued a total of 5,758,091 shares of the Registrant's common stock in exchange for all APL common shares, or approximately one (1) common share of the Registrant share for every 2.2 APL shares. The Company issued the shares pursuant to Rule 506 under the Securities Act of 1933. Prior to the closing, Tim Bumgarner, the Chairman and Chief Executive Officer of APL, purchased 4,299,500 outstanding restricted common shares of the Registrant held by certain affiliates of the Registrant, including the Registrant's officers, directors and 10% shareholders. At the same time, Mr. Bumgarner cancelled 9,458,900 of his common shares of APL, so that after giving effect to the Reorganization and Mr. Bumgarner's private purchase, Mr. Bumgarner's percentage interest in the Registrant's common shares held by all APL shareholders is the same as his percentage interest in APL prior to the Reorganization.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Nature of Business

American Pallet Leasing, Inc., an Iowa corporation ("APL") has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. APL is engaged in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills. APL's goal is to create a "Closed Loop Distribution System" by transforming the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

Literary Playpen, Inc., prior to the reverse acquisition, was a publicly-traded non-operating corporation that had insignificant assets and has not generated significant revenues over the past few years. Literary Playpen is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY (continued)

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks.

Inventories
Inventories are summarized as follows:             September 30,
                                                       2004
                                                       ----
                  Raw materials (logs)               $ 23,649
                  Finished cut lumber                $ 44,688
                                                     --------
                                                     $ 68,337
                                                     =========


Inventories are valued at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method for financial reporting purposes over the estimated useful lives of the assets. Useful lives generally range from five to thirty years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the assets.

Repairs and maintenance costs are expensed, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

When long-lived asset impairment indicators are present, the Company evaluates impairment of long-lived assets by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded, if any, for the amount by which the carrying value of such assets exceeds their fair values.

Income Taxes

Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established against deferred tax assets based upon whether or not the Company believes such assets are more likely than not to be recovered.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company will continue to review SFAS No. 150; however, it does not expect SFAS 150 to have a material impact on our financial position, results of operations, or cash flows.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Income (Loss) Per Share
-----------------------

The per share computations are based on the weighted average shares outstanding for each period reported for both the basic and fully dilutive loss per share.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                   09/30/2004
                                                   ----------
Sawmill assets:
  Land                                            $   272,166
  Buildings                                           688,716
  Machinery & equipment                             2,365,894
                                                  ------------
         Net sawmill assets                         3,326,776
         Less:  Accumulated depreciation              (16,846)
                                                  ------------
                  Net sawmill assets              $ 3,309,930
                                                  ------------

Corporate office assets:
  Office furniture & equipment                    $    50,239
  Vehicles                                             10,350
  Other                                                 5,700
                                                  ------------
                                                       66,289
         Less:  Accumulated depreciation                 (299)
                                                  ------------
                  Net corporate office assets          65,990
                                                  ------------

                                                  $ 3,375,920
                                                  ============


The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. These assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of $1,500,531 as of September 30, 2004. A portion of the purchase note payment will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets. Assets are depreciated using the straight-line method.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 3 - NOTES PAYABLE

Convertible Notes Payable
-------------------------

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at 8.0% rate of interest and newly issued shares of common stock. The lender, at his sole discretion, has the option to convert the note at its due date into newly issued restricted common shares of the Company. The below indicated shares were issued by APL before the reverse acquisition and the resulting 2.2 to 1 reverse stock split incurred by APL. The conversion share amounts depict the amount of shares that were to be issued before the 2.2 to one reverse stock split was implemented. See note 8.


                                               Conversion
                    Principal      Shares       Shares to
                     Amount        Issued       Be issued
                    --------      --------      --------
Due 10/01/2004      $ 65,000        13,000        65,000
Due 10/16/2004        20,000         4,000        20,000
Due 10/20/2004        25,000        10,000        25,000
Due 10/28/2004       180,000        36,000       180,000
Due 11/20/2004        25,000         5,000        25,000
Due 11/28/2004        55,000        11,000        55,000
Due 12/05/2004        35,000         7,000        35,000
Due 12/21/2004        69,000        12,800        69,000
                    --------      --------      --------
                    $474,000        98,800       474,000
                    ========      ========      ========

On August 13, 2004, APL acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc., a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance due on February 23, 2005. However, as described in Note 8, the assets of the sawmill are encumbered.


NOTE 4 - INCOME TAXES

Income tax benefit consists of the following:

                             07/01/2004-
                             09/30/2004
                             ----------
Deferred:
    Federal                  $  278,801
                             ==========


The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due to minor permanent tax differences.

The component of deferred tax assets is the result of organizational costs that are capitalized and amortized over 60 months for tax purposes, but are expensed when incurred for book purposes.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE  5 - COMMON STOCK ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received, or the fair value of the stock issued at the time of the exchange.

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 7) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 193,182 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant, reduced by 30% due to lack of marketability. The value of the shares was recorded as compensation expense.


NOTE 6  - RELATED PARTY TRANSACTIONS

As more fully described above in Note 1, APL completed the initial closing of a reverse acquisition of LYPP. Prior to the initial closing, Tim Bumgarner, Chairman of the Board and Chief Executive Officer of APL, purchased 4,299,500 outstanding restricted common shares of LYPP held by certain affiliates of LYPP, including LYPP's officers, directors and 10% shareholders. At the same time, Mr. Bumgarner cancelled 9,458,900 of his common shares of APL, so that after giving effect to the reorganization Mr. Bumgarner's percentage interest in LYPP held by APL shareholders is the same as his percentage interest in APL prior to the reorganization.

During the three months ended September 30, 2004 and June 30, 2004, Tim Bumgarner, an officer, director and majority stockholder of the Company, was paid consulting fees in the amounts of $9,500 and $73,141, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

As described in Note 2, the assets of the sawmill remain encumbered by the previous owner's lender. A portion of the $2,750,000 payment described in Note 3 will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets.

On September 21, 2004, APL executed an investment banking and corporate financial advisory agreement with COPS Worldwide, Inc., which is on a non-exclusive basis to provide certain financial advisory services, including COPS' introduction of APL to NASD member broker-dealers and institutional investors. In connection with these services APL paid COPS $21,300 at execution of the contract and owes another $21,300 within 45 days. Additionally, COPS will receive a finders' fee in the amount of five percent (5%) of any money raised from or through parties introduced by COPS. Finally COPS shall receive two percent (2%) of the Company's common shares issued and outstanding as of September 22, 2004 or 224,723 common shares upon the successful completion of the Company's private placement of cash equity (or convertible subordinated debt) amounting to a minimum of $3,000,000 from investors introduced to APL by COPS.

                          AMERICAN PALET LEASING, INC.
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

On September 22, 2004 the Company executed an employment contract with the Chief Financial Officer (CFO). The contract includes a five-year employment term with compensation as follows:



         First year                         $150,000
         Second year                        $240,000
         Third year                         $360,000
         Fourth year                        $600,000
         Fifth year and thereafter          $600,000 or more at the discretion
                                            of the Board of Directors

The contract also provides for performance bonus compensation in the form of cash and stock to be based on very specific performance criteria contained in the contract. At the execution of this agreement, the CFO received 90,909 shares of unregistered common stock (see note 5). This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the last annual payments made to CFO is provided for in the contract.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern. The Company has been in the development stage since its inception on June 17, 2003. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern, particularly with the commencement of the sawmill operations on September 7, 2004.

NOTE 8 - SUBSEQUENT EVENT

Holders of $ 454,000 of the convertible notes payable (Note 3) have exercised their conversion rights to receive newly issued restricted shares of the Company's common stock. Holders of $ 20,000 of the convertible notes payable have entered into agreements to extend the due dates of the notes an additional six month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING IS A DISCUSSION OF THE RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003. THE FOLLOWING DISCUSSION MAY BE UNDERSTOOD MORE FULLY BY REFERENCE TO THE FINANCIAL STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS SECTION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR 2003 FILED ON APRIL 14, 2004 AND THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 8-K/A FILED ON OCTOBER 21, 2004.

CERTAIN STATEMENTS CONTAINED IN THIS REPORT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS AS DEFINED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR CREATED THEREBY. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS:
EXPECTED REVENUE AND EARNINGS GROWTH; ESTIMATES REGARDING THE SIZE OF OUR TARGET MARKETS; SUCCESSFUL PENETRATION OF THE PALLET MARKETS; EXPANSION OF PRODUCT SALES TO PALLET CONSUMERS; GROWTH EXPECTATIONS FOR NEW AND EXISTING ACCOUNTS; EXPANSION OF PRODUCTION CAPABILITY; NEW PRODUCT INTRODUCTIONS; AND OUR BUSINESS MODEL. WE CAUTION THAT THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS HEREIN. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SUBJECT DISCUSSED BELOW UNDER THE SUBCAPTION "RISK FACTORS".

Reorganization with Literary Playpen

         We were incorporated under the laws of the State of Delaware on April 21, 1997. Prior to the reverse acquisition described below, our corporate name was Literary Playpen, Inc. Since inception, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions.

         On September 22, 2004, we completed the acquisition of American Pallet Leasing, Inc., an Iowa corporation ("APL-Iowa"), pursuant to which we acquired all of the outstanding common shares of APL-Iowa in exchange for a controlling block of our common shares (the "Reorganization").

         Pursuant to a Securities Purchase Agreement and Plan of Reorganization ("Purchase Agreement"), we issued a total of 5,758,091 shares of our common stock in exchange for all APL-Iowa common shares. We issued the shares pursuant to Rule 506 under the Securities Act of 1933. Prior to the closing, Tim Bumgarner, the Chairman and Chief Executive Officer of APL-Iowa purchased 4,299,500 outstanding restricted shares of our common stock held by certain of our former affiliates, including our pre-Reorganization officers, directors and 10% shareholders. At the same time, Mr. Bumgarner cancelled 9,458,900 of his common shares of APL-Iowa, so that after giving effect to the Reorganization and Mr. Bumgarner's private purchase, Mr. Bumgarner's percentage interest in our common shares held by all APL-Iowa shareholders as a group is the same as his percentage interest in APL-Iowa prior to the Reorganization.

         The Purchase Agreement also provided that our pre-reorganization officers and directors, Michael Morrison and Jesse Sackman, would resign as the sole officers and directors effective as of the closing and be replaced by Tim Bumgarner, Jim Crigler and Robert Vinson as directors of our company. In addition, Mr. Bumgarner was appointed to serve as our Chairman of the Board, Chief Executive Officer, and President and Byron Hudson was appointed to serve as our Chief Financial Officer.

         In connection with the Reorganization, our board of directors and shareholders have approved a change in our corporate name to "American Pallet Leasing, Inc.", effective as of November 24, 2004.

DESCRIPTION OF BUSINESS

         General

         Our goal is to become a vertically integrated manufacturer and logistical supplier of pallets. We are engaged in an acquisition roll-up of strategically located wood pallet manufacturers and saw mills. Our goal is to create a "closed loop distribution system" that will transform the $1.6 billion-per-year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors. We currently own one saw mill and intend to acquire other saw mills as a means of sourcing cheap lumber for our wood pallet manufacturing operations. We also hold patents on proprietary galvanized steel pallets and intend to commence the manufacture of patented steel pallets subject to the receipt of additional capital. We intend to enter into management and logistics contracts with manufacturers and distributors pursuant to which we will supply and manage all of the customers' pallet needs. We are in negotiations to procure our initial management and logistics contracts.

           We commenced revenue producing operations in September 2004 and all revenue to date has been derived from the sawmill operations. We intend to enter into management and logistics contracts with manufacturers and distributors pursuant to which we will supply and manage all of the customers' pallet needs. We are in negotiations to procure our initial management and logistics contract, but do not expect to commence pallet supply and management services until at least June 2005.

         In August 2004, we acquired our initial operating business, G&G/Cherokee Wood, Inc. ("G&G/Cherokee"), a saw mill in Blacksburg, South Carolina. We acquired all of the common shares of G&G/Cherokee in consideration of $550,000 and an unsecured promissory note in the original principal amount of $2.75 million, for a total purchase price of $3.3 million. For the year ended December 31, 2003, G&G/Cherokee had revenues of $5,500,884 and net income of $127,726. For the seven months ended July 31, 2004, G&G/Cherokee had revenues of $3,121,586 and a net income of $197,096. These figures are unaudited and therefore subject to year-end audit adjustments.

          In November 2004, we commenced construction on a wood and steel pallet production facility in Rock Valley, Iowa. The site will be the home of our Midwest Regional Headquarters. To facilitate this transaction, the Rock Valley Economic Development Corporation granted us approximately 12 acres of land for purposes of development with an estimated value of over $700,000. We have also been approved for construction and operating capital in the aggregate amount of $ 600,000 in the form of grants, rebates and low interest loans from state, county, and city programs.

         We have financed our activities to date through the sale of our securities. Since our inception in June 2003, we conducted the private placement sale of our debt and equity securities for the approximate gross proceeds of $2,455,500.

         As of September 30, 2004, we had a working capital deficit of $2,741,826. Over the next 12 months, in addition to the Rock Valley, Iowa facility described above, we expect to close on a contract to purchase a saw mill and pallet manufacturing facility in Nebraska and expand our plant in South Carolina. We believe that we will need at least an additional $5,000,000 of working capital to fund our capital requirements and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities and state, county and local economic loans and grants. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.


         The Industry

         The pallet industry is comprised of a large number of small, fragmented pallet manufacturers who together manufacture and sell approximately $1.6 billion of pallets per year to our nations manufacturers and distributors. Historically, pallets have been wood-based and cost manufacturers and distributors approximately $11 per pallet. Wood pallets tend to break down after just two to three uses, and then become a disposal problem for the manufacturer and distributor. Most disposal facilities no longer accept wood pallets and those that do charge an average disposal fee of $ 2 per pallet. Several businesses nationwide purchase at least 500,000,000 pallets per year. We believe that the continuing need for pallets, along with the historical problems in sourcing, storing and disposing of pallets, creates an opportunity for a vertically integrated company that can provide an end-to-end solution for the pallet industry. We intend to provide that solution by contracting with large pallet users to provide complete pallet management (supply, inventory and disposal) at less cost than what pallet manufacturers have traditionally paid for pallets in the past.

         Pallet Management & Logistics Services

         We are engaged in reducing product distribution costs for manufacturers and distributors by providing value-added transport packaging products and logistical services. Our transport packaging services focus on reducing customer distribution costs and include pallet retrieval, repair, reverse distribution, tracking, logistics and value-added information services.

         Acquiring wood pallet manufacturers and distributors combined with our pallet management and logistics services are intended to allow us to create credibility, reliability, consistency and performance, and perform ongoing "in house" assessments in order to determine the optimal allocation of both wood and steel pallets. Through these efforts, we hope to create a vertically integrated company that offers a seamless and efficient conduit for renting steel pallets and selling wood pallets.

         We intend to develop and provide an internet based service to our corporate customers that will provide a logistics and information system that manages the flow of shipping platforms (steel pallets with embedded satellite positioning chips) throughout the industrial supply chain within specific geographic regions in the U.S. centered around our logistics hubs. We intend to create a closed loop delivery, recovery and recycling system, which will enable us to effectively rent our steel pallets to customers and provide logistics services and information simultaneously, thereby reducing their costs, improving inventory tracking and control, reducing waste and enhancing just in time delivery.

         Our proposed pallet management and logistics services are intended to enable the customer to reduce overhead and we will assume total responsibility for the ownership (steel pallets only), management and control of a customer's pallets (wood and steel). We intend to further reduce labor and supply chain costs and ensure seamless integration of pallets into the customer's supply chain by: (a) on-site management of all pallets, including the inspection and sorting of pallets; (b) inventory management and ordering of all pallets; and
(c) improved asset control and tracking, either through on-site APL personnel or a dedicated IT connection.

         APL Steel Pallets

         The need to eliminate the waste, cost, and inefficiency of wood pallets has been obvious for some time, and several companies have attempted to introduce alternative products in plastic, aluminum and steel. We believe that our steel and galvanized steel pallet will offer the following advantages over other products in the market:

         o An APL steel pallet will be able to take on a static load of up to 65,000 pounds. Alternative materials like plastic and aluminum can hold about 20,000 pounds per load.

         o Our steel pallets will be more environmentally friendly as they are reusable. Plastic and aluminum can be recycled, but because plastic or aluminum pallets are not as durable as steel, they must be recycled more often. While wood pallets can be recycled into wood particles, it is generally not feasible to do so. It is too dangerous to burn wood pieces from pallets made from hardwoods in wood stoves because they burn at temperatures that can warp or even melt residential wood stoves. Any pallets, especially those made from hardwoods, that are dumped in landfills can take 20 years or more to decompose.

         o Our steel pallets last long enough to deliver enough repeated uses to substantially lower average costs. Single or limited-use pallets are inherently more expensive than re-useable pallets. Reusable pallets made of steel can be substantially more cost effective over time than any other alternative.

RISK FACTORS

         You should carefully consider the following risk factors and the other information in this report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

         OUR CURRENT WORKING CAPITAL WILL NOT BE ENOUGH TO SUSTAIN OUR OPERATIONS, AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO CONTINUE TO FUND OUR EXPANSION PLANS. As of September 30, 2004, we had total current assets of $557,923 and working capital deficit of $2,741,826. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $ 5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. However, there are no commitments or agreements on the part of anyone to purchase our securities or lend us additional funds.

         WE ARE A DEVELOPMENT STAGE COMPANY. Our present business was founded in June 2003 and we began our current revenue producing operations in September 2004. We are a development stage company and we have no significant operating history. As a new company, our prospects are subject to all risks, expenses, and uncertainties frequently encountered by companies in new and rapidly evolving. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problem, and difficulties typically encountered in the establishment of a new business and the development of new services and processes. We expect that unanticipated expenses, problems, and technical difficulties may occur, which may result in material delays both in the development of our pallet manufacturing business and in offering our closed loop distribution system to the pallet market. We expect to continue to incur operating losses until such time as we can derive meaningful revenues from our pallet manufacturing and management operations.

         OUR BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE. We are engaged in the business of developing a "closed loop distribution system" that will transform the $1.6 billion-per-year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors. We have not commenced providing pallet management operations and, to our knowledge, no other business has engaged in operations primarily devoted offering general pallet logistics management. While we believe that the uniqueness of our business model offers certain potential advantages, that same uniqueness also offers potential risks associated with the development of a business model that is untried and unproven.

         WE DO NOT HAVE AN ACTIVE TRADING MARKET FOR OUR STOCK. Our common shares are traded on the OTC Bulletin Board under the symbol "LYPP." On November 19, 2004, the last reported sale price of our common stock on the OTC Bulletin Board was $1.75 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

         WE COMPETE IN A HIGHLY COMPETITIVE MARKET WITH LOW BARRIERS TO ENTRY. The markets for the types of products to be produced by us are established and competitive. Several of our competitors or potential competitors have longer operating histories, greater name recognition, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. Should our steel pallets, to which there is, at present, no competitor, be received favorably, we expect competition to persist, intensify and increase in the future. Such competition could materially adversely affect our business, operating results or financial condition. Our current and potential competitors include various steel, wood and plastic pallets of differing quality, options and pricing than APL.

         There are relatively low barriers to entry into our business. While we believe that none of our potential competitors have begun to develop, test or produce products similar to those to be produced by us, we believe that similar products could be introduced by such competitors in a relatively short period of time. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price or technological advantages over those to be offered by us. Any of the foregoing would likely have a material adverse effect on our business, financial condition and operating results.

         OUR MANAGEMENT TEAM HAS LIMITED SALES AND MARKETING EXPERIENCE. We have limited experience in the areas of sales, marketing and distribution, and will need to develop a sales distribution network with sufficient personnel. There can be no assurance that we will be able to develop an adequate sales distribution network, that establishing such a sales distribution network will be cost-effective or that our products will realize market acceptance. There can be no assurance that we will be successful in marketing or selling our products.

         WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR STEEL PALLETS AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE AS A RESULT OF OUR PATENTS. We hold two patents for our galvanized steel. There can be no assurance, however, that our patents will meaningfully protect our operations from competitors.

ITEM 3.  CONTROLS AND PROCEDURES

         Management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported as and when required.

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date our management carried out their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the quarter ended September 30, 2004, we issued 5,758,091 shares of our common stock to the shareholders of APL-Iowa in connection with our acquisition of that company. All investors were accredited investors as defined under Rule 501(a) under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriter involved in the issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  Index to Exhibits
                  -----------------

                  Exhibit 2.1 Securities Purchase Agreement and Plan of Reorganization dated September 22, 2004 by and among the Registrant, APL and the shareholders of APL, previously filed as an exhibit to Current Report on Form 8-K dated September 22, 2004

                  Exhibit 31.1     Section 302 Certification

                  Exhibit 32.1     Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      American Pallet Leasing, Inc.
                                      (Registrant)


Dated:  November 22, 2004             By:  /s/ Tim Bumgarner
                                           -------------------------------------
                                           Tim Bumgarner,
                                           President and Chief Executive Officer


                                      By:  /s/ Byron Hudson
                                           -------------------------------------
                                           Byron Hudson,
                                           Chief Financial Officer