Form 10QSB
period 2004-12-31
American Pallet Leasing, Inc.
filed 2005-02-23
CIK 1106641

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2004

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

         As of February 23, 2005, the Company had 11,946,090 shares of its $.001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
Yes [ ] No  [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         Page(s)
                                                                         -------
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheet at December 31, 2004..........F-1

Unaudited Condensed Consolidated Statements of Operations for the
   three month and six month periods ended December 31, 2004 and for the period from inception (June 17, 2003) through December 31, 2004.......F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the six
   month periods ended December 31, 2004 and for the period
   from inception (June 17, 2003) through December 31, 2004..................F-3

Notes to Unaudited Condensed Consolidated Financial Statements...............F-4

                          AMERICAN PALLET LEASING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                      As of

                                                                    December 31,
                                                                        2004
                                                                     (Unaudited)
                                                                    ------------
Current Assets:
       Cash and cash equivalents                                    $    74,990
       Accounts Receivable                                               84,819
       Inventories                                                      132,688
       Marketable Securities                                             50,476
       Prepaid Expenses                                                     776
                                                                    ------------
                   Total current assets                                 343,748

Property, Plant & Equipment (net)                                     3,323,817

Deferred Tax Assets                                                     625,705

Other Assets                                                              5,700

                   Total Assets                                     $ 4,298,969
                                                                    ============


Current Liabilities:
       Notes payable                                                $ 3,141,750
       Accounts payable and accrued liabilities                         194,273
                                                                    ------------
                   Total current liabilities                          3,336,023
                                                                    ------------

Stockholders' Equity:
       Common stock; $.001 par value; 20,000,000 authorized;
               11,946,090 issued and outstanding                         22,320
       Preferred stock; $.001 par value; 10,000,000 authorized;
       No shares issued or outstanding
       Additional paid-in capital                                     2,157,498
       Accumulated deficit                                           (1,216,872)
                                                                    ------------

       Total Stockholders' Equity                                       962,946

Total Liabilities and Stockholders' Equity                          $ 4,298,969
                                                                    ============


The accompanying notes are an integral part of these financial statements.


                                                     AMERICAN PALLET LEASING, INC.
                                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (Unaudited)


                                                    Cumulative       Year-to-date        Interim Period
                                                      During         July 1, 2004       October 1, 2004      From Inception
                                                   Development          Through             Through             Through
                                                      Stage        December 31, 2004   December 31, 2004   December 31, 2003
                                                 ----------------------------------------------------------------------------
SALES                                               1,500,221           1,500,221           1,226,318
COST OF SALES                                       1,139,423           1,139,423             976,118
                                                 -----------------------------------------------------

GROSS PROFIT                                           360,798            360,798             250,200

GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                         309,466            309,520             250,249
Consultants                                          1,056,817            666,301             130,719             107,246
Organization costs                                     190,686             65,619                 303              43,558
Office expense                                         553,229            499,767             236,091              28,832

       Total general and administrative expenses     2,110,197          1,541,206             617,361             179,637
                                                 -------------------------------------------------------------------------

OTHER INCOME (EXPENSES):
       Gain on sale of securities                       10,514             10,514              10,514
       Loss on abandonment of investment              (120,000)                                                  (120,000)
       Interest income                                   1,034                716                 318
       Interest expense                                (56,248)            (9,476)                 (0)               (992)
                                                 -------------------------------------------------------------------------
                 Total other income (expense)         (164,701)             1,753              10,831            (120,992)

                                                 -------------------------------------------------------------------------
Loss before income tax benefit                      (1,914,100)        (1,178,655)           (356,330)           (300,629)
       Income tax benefit                              625,704            399,971             121,170              94,577
                                                 -------------------------------------------------------------------------
NET LOSS                                            (1,288,396)          (778,684)           (235,160)           (206,052)
                                                 =========================================================================

BASIC LOSS PER COMMON SHARE:
       Weighted average number of shares                                                   11,437,090
       Net loss per share                        $                                     $       (0.021)

FULLY DILUTIVE LOSS PER COMMON SHARE:
       Weighted average number of shares                                                   11,672,774
       Net loss per share                        $                                     $       (0.020)


The accompanying notes are an integral part of these financial statements.


                                                   AMERICAN PALLET LEASING, INC.
                                                   (A Development Stage Company)

                                                     Statements of Cash Flows
                                                     For the Periods Indicated

                                                                   Cumulative     Interim Period     Year-to-date     From Inception
                                                                     During        Oct. 1, 2004      July 1, 2004     June 17, 2003)
                                                                   Development        Through           Through          Through
                                                                     Stage         Dec. 31, 2004     Dec. 31, 2004    Dec. 31, 2003
                                                                  ------------      ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(1,288,395)         (235,160)         (778,684)        (206,052)
     Adjustments to reconcile net loss to cash used
        in operations:
        Deferred tax benefit                                         (625,703)         (121,170)         (399,971)         (94,577)
        Depreciation                                                   76,739            60,688            76,739               --
        (Increase) in inventories                                    (132,688)          (64,351)         (132,688)
        Loss on abandonment of investment                                  --
            deposit and license agreement                             120,000                                              120,000
        Expenses incurred in exchange for stock                       236,902            18,802           156,426            3,605
        (Increase) in accounts receivable and prepaid                 (85,595)           37,785           (85,595)          (1,471)
                                                                  ------------      ------------      ------------
        Increase in accounts payable and accrued liabilities          194,273            61,714           189,053
                                                                  ------------      ------------      ------------     ------------
     NET CASH USED IN OPERATING ACTIVITIES                         (1,504,468)         (241,693)         (974,720)        (178,495)
                                                                  ------------      ------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of deposit on investment acquisitions                   (177,950)                             (5,700)        (120,000)
     Purchase of marketable securities                                (50,476)          (50,476)          (50,476)
     Purchase of sawmill assets                                      (550,000)                           (500,000)
     Payment on construction in Rock Valley                           (10,283)          (10,283)          (10,283)
     Purchase of equipment and vehicles                               (87,339)           (8,585)          (83,389)          (3,950)
                                                                  ------------      ------------      ------------     ------------

     NET CASH USED IN INVESTING ACTIVITIES                           (876,047)          (69,343)         (649,847)        (123,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                      486,500                              78,500
     Proceeds received from shareholder advances                       35,905                               2,054           17,940
     Repayment of shareholder advances
     Proceeds from sale of common stock                             1,933,100                           1,593,700          294,600
                                                                  ------------      ------------      ------------     ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,455,505                --         1,674,254          312,540

NET INCREASE (DECREASE) IN CASH                                        74,990          (311,036)           49,686           10,096

Beginning Balance in Cash                                                               386,026            25,304            2,395

                                                                  $    74,990            74,990            74,990           12,491
                                                                  ============      ============      ============     ============

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

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation ("Company"), has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. The Company is engaged in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills. The Company's goal is to create a "Closed Loop Distribution System" by transforming the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

REORGANIZATION

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

         The Purchase Agreement also provided that our pre-reorganization officers and directors would resign as the sole officers and directors effective as of the closing and be replaced by officers and directors of APL-Iowa In connection with the Reorganization, our board of directors and shareholders have approved a change in our corporate name to "American Pallet Leasing, Inc.", effective as of November 24, 2004.


CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents represent cash on hand and in banks.

INVENTORIES
Inventories are summarized as follows:                         December 31,
                                                                   2004
                                                                   ----
                  Raw materials (logs)                          $  88,000
                  Finished cut lumber                           $  44,688
                                                                ----------
                                                                $ 132,688
                                                                ==========

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


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

INCOME (LOSS) PER SHARE
-----------------------

The per share computations are based on the weighted average shares outstanding for each period reported for both the basic and fully dilutive loss per share.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                                     12/31/2004
                                                                     ----------
Sawmill assets:

         Land                                                       $   272,166
         Buildings                                                      688,716
         Machinery & equipment                                        2,380,245
                                                                    ------------
                Net sawmill assets                                    3,341,127
         Less:  Accumulated depreciation                                (76,415)
                                                                    ------------
                  Net sawmill assets                                $ 3,264,712
                                                                    ------------

Construction in process                                             $    10,283

Corporate office assets:

         Office furniture & equipment                               $    50,239
         Less:  Accumulated depreciation                                 (1,418)
                                                                    ------------
                  Net corporate office assets                            48,821
                                                                    ------------
                                                                    $ 3,389,817
                                                                    ============

The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. These assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of $1,500,531 as of December 31, 2004. A portion of the purchase note payment will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets. Assets are depreciated using the straight-line method.

NOTE 3 - NOTES PAYABLE

Convertible Notes Payable
-------------------------

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at 8.0% rate of interest and newly issued shares of common stock. The lender, at his sole discretion, has the option to convert the note at its due date into newly issued restricted common shares of the Company. See note 8.

                                                                     Conversion
                                 Principal           Shares           Shares to
                                  Amount             Issued           Be issued
                                  ------             ------           ---------
Due 10/01/2004                   $ 65,000             5,909            29,545
Due 10/16/2004                     20,000             1,818             9,091
Due 10/20/2004                     25,000             4,545            11,364
Due 10/28/2004                    180,000            16,364            81,818
Due 11/20/2004                     25,000             2,273            11,364
Due 11/28/2004                     55,000             5,000            25,000
Due 12/05/2004                     35,000             3,182            15,909
Due 12/21/2004                     69,000             5,818            31,364
                                 --------          --------          --------
                                 $474,000            44,909           215,455
                                 ========          ========          ========

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc., a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance due on February 23, 2005. However, as described in Note 8, the assets of the sawmill are encumbered. The Company is finalizing refinancing of the sawmill facility.


NOTE 4 - INCOME TAXES

Income tax benefit consists of the following:

                                                      10/01/2004-
                                                      12/31/2004
Deferred:
         Federal                                     $   235,160
                                                     ===========

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

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 7) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 193,182 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares was recorded as compensation expense.


NOTE 6  - RELATED PARTY TRANSACTIONS
During the three months ended December 31, 2004, September 30, 2004 and June 30, 2004, Tim Bumgarner, an officer, director and majority stockholder of the Company, was paid consulting fees in the amounts of $ 0 and $9,500, respectively.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

As described in Note 2, the assets of the sawmill remain encumbered by the previous owner's lender. A portion of the $2,750,000 payment described in Note 3 will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets.

On September 21, 2004, the Company executed an investment banking and corporate financial advisory agreement with COPS Worldwide, Inc., which is on a non-exclusive basis to provide certain financial advisory services, including COPS' introduction of the Company to NASD member broker-dealers and institutional investors. In connection with these services the Company paid COPS $21,300 at execution of the contract. Additionally, COPS will receive a finders' fee in the amount of five percent (5%) of any money raised from or through parties introduced by COPS. Finally COPS shall receive two percent (2%) of the Company's common shares issued and outstanding as of September 22, 2004 or 224,723 common shares upon the successful completion of the Company's private placement of cash equity (or convertible subordinated debt) amounting to a minimum of $3,000,000 from investors introduced to the Company by COPS.

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
         Fifth year and thereafter          $600,000 or more at the discretion
                                            of the Board of Directors

The contract also provides for performance bonus compensation in the form of cash and stock to be based on very specific performance criteria contained in the contract. At the execution of this agreement, the CFO received 90,909 shares of unregistered common stock (see note 5). This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the current annual salary is provided for in the contract.

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


NOTE 8 - SUBSEQUENT EVENTS

On January 3, 2005, the company closed a $100,000 loan with the Northwest Iowa Planning and Development Commission. The six-year note bears a 4% interest rate and is one of various incentives in the form of grants, rebates and low interest loans from state, county, and city programs. Previously, the Rock Valley Economic Development Corporation granted the Company approximately 12 acres of land with an estimated value of over $700,000 for purposes of development of the Wood / Steel Pallet production facility in Rock Valley, Iowa. The company began construction of the facility in November 2004. The Rock Valley, Iowa site will be the home of the Company's Midwest Regional Headquarters.

Holders of $ 454,000 of the convertible notes payable (Note 3) have agreed to exercise their conversion rights to receive newly issued restricted shares of the Company's common stock. Holders of $ 20,000 of the convertible notes payable have entered into agreements to extend the due dates of the notes an additional six month period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING IS A DISCUSSION OF THE RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION AS OF AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2004. THE FOLLOWING DISCUSSION MAY BE UNDERSTOOD MORE FULLY BY REFERENCE TO THE FINANCIAL STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS SECTION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR 2003 FILED ON APRIL 14, 2004 AND THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 8-K/A FILED ON OCTOBER 21, 2004.

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

         We have financed our activities to date through the sale of our securities. Since our inception in June 2003, we conducted the private placement sale of our debt and equity securities for the approximate gross proceeds of $2,455,500. In addition to the grants indicated above from Iowa, we have obtained commitments for U.S. Treasury tax credits in the amount of $ 20 million for future development in South Carolina.

         As of December 31, 2004, we had a working capital deficit of $2,992,275. Over the next 12 months, in addition to the Rock Valley, Iowa facility described above, we expect to close on a contract to purchase a saw mill and pallet manufacturing facility in Nebraska and expand our plant in South Carolina. We believe that we will need at least an additional $5,000,000 of working capital to fund our capital requirements and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities and state, county and local economic loans and grants. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.


         THE INDUSTRY

         The pallet industry is comprised of a large number of small, fragmented pallet manufacturers who together manufacture and sell approximately $1.6 billion of pallets per year to our nations manufacturers and distributors. Historically, pallets have been wood-based and cost manufacturers and distributors approximately $11 per pallet. Wood pallets tend to break down after just two to three uses, and then become a disposal problem for the manufacturer and distributor. Most disposal facilities no longer accept wood pallets and those that do charge an average disposal fee of $2 per pallet. Several businesses nationwide purchase at least 500,000,000 pallets per year. We believe that the continuing need for pallets, along with the historical problems in sourcing, storing and disposing of pallets, creates an opportunity for a vertically integrated company that can provide an end-to-end solution for the pallet industry. We intend to provide that solution by contracting with large pallet users to provide complete pallet management (supply, inventory and disposal) at less cost than what pallet manufacturers have traditionally paid for pallets in the past.

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

         OUR CURRENT WORKING CAPITAL WILL NOT BE ENOUGH TO SUSTAIN OUR OPERATIONS, AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO CONTINUE TO FUND OUR EXPANSION PLANS. As of December 31, 2004, we had total current assets of $343,748 and working capital deficit of $2,992,275. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. However, there are no commitments or agreements on the part of anyone to purchase our securities. We are finalizing the refinancing of the sawmill facility in South Carolina and have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission.

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

         WE DO NOT HAVE AN ACTIVE TRADING MARKET FOR OUR STOCK. Our common shares are traded on the OTC Bulletin Board under the symbol "APLS." On February 22, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.70 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

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

ITEM 6.  EXHIBITS.

         (a)      INDEX TO EXHIBITS

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


                                      American Pallet Leasing, Inc.
                                      (Registrant)


Dated:  February 23, 2005             By:   /s/ Tim Bumgarner
                                           -------------------------------------
                                           Tim Bumgarner,
                                           President and Chief Executive Officer


                                      By:  /s/ Byron Hudson
                                           -------------------------------------
                                           Byron Hudson,
                                           Chief Financial Officer