Form 10QSB
period 2005-03-31
American Pallet Leasing, Inc.
filed 2005-05-16
CIK 1106641

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      As of May 12, 2005, the Company had 19,825,742 shares of its $.001 par value common stock issued and outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART 1 - FINANCIAL INFORMATION

                                                                        Page(s)
                                                                        -------
ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet
   at March 31, 2005.........................................................F-1
Unaudited Condensed Consolidated Statements of Operations
   for the three month and nine month periods ended
   March 31, 2005 and for the period from inception
   (June 17, 2003) through March 31, 2005....................................F-2
Unaudited Condensed Consolidated Statements of Cash Flows
   for the three month and nine month periods ended
   March 31, 2005 and for the period from inception
   (June 17, 2003) through March 31, 2005....................................F-3
Notes to Unaudited Condensed Consolidated Financial Statements...............F-4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............1

ITEM 3. CONTROLS AND PROCEDURES................................................4

                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS...............................................................5

SIGNATURES.....................................................................6

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                      As of

                                                                       March 31,
                                                                         2005
                                                                     (Unaudited)
                                                                   --------------

Current Assets:
        Cash and cash equivalents                                  $       16,539
        Accounts Receivable                                                83,864
        Inventories                                                       116,641
        Marketable Securities
        Prepaid Expenses                                                   39,001
                                                                   --------------
                     Total current assets                                 256,044
                                                                   --------------

Property, Plant & Equipment (net)                                       3,386,158

Deferred Tax Assets                                                       691,862

Other Assets                                                                5,700

                                                                   --------------
                     Total Assets                                  $    4,339,765
                                                                   ==============

Current Liabilities:
        Notes payable                                              $    3,119,242
        Accounts payable and accrued liabilities                          307,576
                                                                   --------------
                     Total current liabilities                          3,426,818
                                                                   --------------

Stockholders' Equity:
        Common stock; $.001 par value; 100,000,000 authorized;
                19,250,058 issued and outstanding                          19,250
        Preferred stock; $.001 par value; 10,000,000 authorized;
        No shares issued or outstanding
        Additional paid-in capital                                      2,310,516
        Accumulated deficit                                            (1,416,819)

                                                                   --------------
        Total Stockholders' Equity                                        912,947
                                                                   --------------

                                                                   --------------
Total Liabilities and Stockholders' Equity                         $    4,339,765
                                                                   ==============


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Cumulative      Year-to-date     Interim Period
                                                         During        July 1, 2004     January 1, 2005   From Inception
                                                       Development       Through           hrough            Through
                                                         Stage        March 31, 2005     March 31, 2005   March 31, 2004
                                                      ------------    --------------    --------------    --------------
SALES                                                    2,418,256         2,418,256           918,035
COST OF SALES                                            1,941,420         1,941,420           801,997

                                                      ------------    --------------    --------------
GROSS PROFIT                                               476,836           476,836           116,038
                                                      ------------    --------------    --------------

GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                             523,137           523,191           213,671
Consultants                                              1,079,516           689,000            22,699           111,996
Organization costs                                         194,464            69,397             3,778            43,558
Office expense                                             707,630           654,168           154,401            42,288

                                                      ------------    --------------    --------------    --------------
       Total general and administrative expenses         2,504,746         1,935,755           394,548           197,842
                                                      ------------    --------------    --------------    --------------

OTHER INCOME (EXPENSES):
       Gain on sale of securities                           23,198            23,198            12,684                --
       Loss on abandonment of investment                  (120,000)         (120,000)
       Other Income                                         71,578            71,578            71,578                --
       Interest income                                       1,034               716                (0)               --
       Interest expense                                    (56,581)           (9,809)             (333)            1,334
                                                      ------------    --------------    --------------    --------------
             Total other income (expense)                  (80,771)           85,683            83,929          (118,666)
                                                      ------------    --------------    --------------    --------------

                                                      ------------    --------------    --------------    --------------
Loss before income tax benefit                          (2,108,681)       (1,373,236)         (194,581)         (316,508)
       Income tax benefit                                  691,862           466,129            66,158            94,577
                                                      ------------    --------------    --------------    --------------
NET LOSS                                                (1,416,819)         (907,107)         (128,423)         (221,931)
                                                      ============    ==============    ==============    ==============

BASIC LOSS PER COMMON SHARE:
       Weighted average number of shares                                                    18,493,916

       Net loss per share                                                               $       (0.007)


FULLY DILUTIVE LOSS PER COMMON SHARE:
       Weighted average number of shares                                                    18,729,600

       Net loss per share                                                               $       (0.007)


The accommpanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)

                      Statements of Cash Flows (unaudited)
                            For the Periods Indicated

                                                              Cumulative      Interim Period     Year-to-date    From Inception
                                                                During         Jan. 1, 2005      July 1, 2004    (June 17, 2003)
                                                              Development        Through            Through           Through
                                                                 Stage        Mar. 31, 2005     Mar. 31, 2005     Mar. 31, 2004
                                                             ------------    --------------    --------------    --------------
Net loss                                                     $ (1,416,819)         (128,423)         (907,107)         (221,931)
Adjustments to reconcile net loss to cash used                         --                --                --                --
     in operations:                                                    --                --                --                --
     Deferred tax benefit                                        (691,861)          (66,158)         (466,129)          (99,499)
     Depreciation                                                 182,420           105,681           182,420                --
     (Increase) in inventories                                   (116,641)           16,047          (116,641)               --
     Loss on abandonment of investment                                 --                --                --                --
         deposit and license agreement                            120,000                --                --           120,000
     Expenses incurred in exchange for stock                      308,106            71,204           227,630             3,605
     (Increase) in accounts receivable and prepaid               (122,866)          (37,271)         (122,865)           (8,523)
     Sale of Marketable Securities                                 63,160            63,160            63,160                --
     Increase in accounts payable and accrued
        liabilities                                               307,576           113,303           302,356                --
                                                             ------------    --------------    --------------    --------------
Net Cash Used in Operating Activities                        $ (1,366,925)          137,543          (837,177)         (206,348)
                                                             ------------    --------------    --------------    --------------
Payment of deposit on investment acquisitions                    (177,950)               --            (5,700)         (122,250)
Purchase of marketable securities                                 (50,476)               --           (50,476)               --
Purchase of sawmill assets                                       (550,000)               --          (500,000)               --
Payment on construction in Rock Valley                            (36,340)          (26,058)          (36,340)               --
Payment of Notes Payable                                         (122,508)         (122,508)         (122,508)               --
Purchase of equipment and vehicles                               (234,768)         (147,429)         (230,818)           (3,950)
                                                             ------------    --------------    --------------    --------------
Net Cash Used in Investing Activities                        $ (1,172,042)         (295,995)         (945,842)         (126,200)
                                                             ------------    --------------    --------------    --------------
Proceeds from notes payable                                       586,500           100,000           178,500                --
Proceeds received from shareholder advances                        35,905                --             2,054            17,940
Repayment of shareholder advances                                      --                --                --                --
Proceeds from sale of common stock                              1,933,100                --         1,593,700           316,948
                                                             ------------    --------------    --------------    --------------
Net Cash Provided by Financing Activities                    $  2,555,505           100,000         1,774,254           334,888
                                                             ------------    --------------    --------------    --------------
Net Increase (Decrease) in Cash                              $     16,539           (58,451)           (8,765)            2,340
                                                             ------------    --------------    --------------    --------------
Beginning Balance in Cash                                    $         --            74,990            25,304             2,395
                                                             ------------    --------------    --------------    --------------
                                                             $     16,539            16,539            16,539             4,735
                                                             ============    ==============    ==============    =============


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

Reorganization

We were incorporated under the laws of the State of Delaware on April 21, 1997. Prior to the reverse acquisition described below, our corporate name was Literary Playpen, Inc. Since inception, we have not generated significant revenues and are considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are seeking business opportunities or potential business acquisitions.

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

The Purchase Agreement also provided that our pre-reorganization officers and directors would resign as the sole officers and directors effective as of the closing and be replaced by officers and directors of APL-Iowa. In connection with the Reorganization, our board of directors and shareholders have approved a change in our corporate name to "American Pallet Leasing, Inc.", effective as of November 24, 2004.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks.

Inventories
Inventories are summarized as follows:       March  31,
                                                2005
                                               ----
                  Raw materials (logs)       $ 68,000
                                             --------
                  Finished cut lumber        $ 48,640
                                             --------
                                             $116,640
                                             ========

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Income (Loss) Per Share

The per share computations are based on the weighted average shares outstanding for each period reported for both the basic and fully dilutive loss per share.

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                 03/31/2005
                                                ------------
Sawmill assets:
         Land                                   $    272,166
         Buildings                                   716,949
         Machinery & equipment                     2,402,390
                                                ------------
                  Net sawmill assets               3,391,505
         Less:  Accumulated depreciation            (154,780)
                                                ------------
                  Net sawmill assets            $  3,236,725
                                                ------------

Construction in process                         $    116,058

Corporate office assets:
         Office furniture & equipment           $     56,133
         Less:  Accumulated depreciation              (2,163)
                                                ------------
                  Net corporate office assets         53,970
                                                ------------
                                                $  3,406,753
                                                ------------

The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. As of March 31, 2005, these assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of $1,500,531. A portion of the purchase note payment will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets. Assets are depreciated using the straight-line method.


NOTE 3 - NOTES PAYABLE

Convertible Notes Payable

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at an 8.0% rate of interest and newly issued shares of common stock. Each lender, at its sole discretion, has the option to convert its note at its due date into newly issued restricted common shares of the Company. The due dates of the notes were extended (see note 7).

                                                             Conversion
                                 Principal       Shares       Shares to be
      Original Due date           Amount         Issued         Issued
                                -----------   -----------   -----------
Due 10/01/2004                  $    65,000         5,909        29,545
Due 10/16/2004                       20,000        20,000         9,091
Due 10/20/2004                       25,000         4,545        11,364
Due 10/28/2004                      180,000        16,364        81,818
Due 11/20/2004                       25,000         2,273        11,364
Due 11/28/2004                       55,000         5,000        25,000
Due 12/05/2004                       35,000         3,182        15,909
Due 12/21/2004                       69,000         5,818        31,364
                                -----------   -----------   -----------
                                $   474,000        44,909       215,455
                                ===========   ===========   ===========

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc., a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005, but has been extended in order to provide the Company more time to secure adequate financing (see note 6). However, as described in
Note 6, the assets of the sawmill are encumbered. The Company has made payments of $ 380,000 in cash and lumber to the seller; additionally, the seller has agreed to reduce the purchase price by a portion of the extraordinary repairs that the Company has incurred on the sawmill. The Company is finalizing refinancing of the sawmill facility.

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


NOTE 4 - INCOME TAXES

Income tax benefit consists of the following:

                                                 1/01/2005 to
                                                   3/31/2005
         Federal                                 $   128,423
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


NOTE 5 - COMMON STOCK ISSUED FOR SERVICES

Shares of common stock issued for consideration other than cash have been assigned amounts equivalent to the fair value of the services or assets received, or the fair value of the stock issued at the time of the exchange.

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 6) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 193,182 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares was recorded as compensation expense.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

As described in Note 3, the assets of the sawmill remain encumbered by the previous owner's lender. A portion of the $2,750,000 payment described in Note 3 will be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets.

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

          Fifth year and thereafter          $600,000 or more at the discretion
                                              of the Board of Directors

The contract also provides for performance bonus compensation in the form of cash and stock to be based on very specific performance criteria contained in the contract. At the execution of this agreement, the CFO received 90,909 shares of unregistered common stock (see note 5). This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the then current annual salary is provided for in the contract.

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

NOTE 7 - SUBSEQUENT EVENTS

Holders of $ 454,000 of the convertible notes payable (Note 3) have exercised their conversion rights and on April 8, 2005 have received newly issued restricted shares of the Company's common stock. Holders of the remaining $20,000 of the convertible notes payable have entered into agreements to extend the due dates of the notes for an additional six-month period and will come due in October 2005.

On April 28, 2005, American Pallet Leasing, Inc. (the "Company"), entered into a Private Equity Credit Agreement with Brittany Capital Management Limited ("Brittany"). Pursuant to the Private Equity Credit Agreement, the Company may, at its discretion, periodically sell to Brittany shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Private Equity Credit Agreement, Brittany will pay the Company 93 % of the three lowest closing bid prices during the valuation period of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 10 trading days immediately following the notice date. Brittany's obligation to purchase shares of the Company's common stock under the Private Equity Credit Agreement is subject to certain conditions, including the Company's obtaining an effective registration statement for shares of common stock sold under the Private Equity Credit Agreement and, among other things, is limited to purchases that will not result in Brittany's owning more than 4.99% of the Company's outstanding common stock.

Brittany also entered into a note whereby Brittany loaned the Company $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 600,000 shares of our common stock owned by our president and CEO, and is due on September 27, 2005. The terms of the Private Equity Credit Agreement also prevent us from entering into a similar financing arrangement with any third-party for the term of the Private Equity Credit Agreement, which is three years. We are also obliged to sell to Brittany at least $1 million of our common stock under the Private Equity Credit Agreement. The note is convertible at maturity at the holder's option for all or a portion of the principal amount of the note plus accrued interest into shares of Common Stock at a conversion price for each share of Common Stock equal to the Current Market Price multiplied by eighty percent (85%). "Current Market Price" means the average of the three (3) lowest closing bid prices for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the ten (10) trading days ending on the trading day immediately before the relevant conversion date. In addition, the Company granted Brittany a warrant to acquire 115,385 shares of Common Stock. The Company also granted certain registration rights to Brittany in connection with the shares into which the note may be converted as well as in respect of shares that may be issued in respect of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the Results of Operations and Analysis of Financial Condition as of and for the nine months ended March 31, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's Discussion and Analysis or Plan of Operations section contained in our Annual Report on Form 10-KSB for 2003 filed on April 14, 2004 and the historical financial statements of our recently acquired subsidiary, American Pallet Leasing, Inc., an Iowa Corporation ("APL-IOWA"), contained in the current report on Form 8-K/A filed on October 21, 2004.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the pallet markets; expansion of product sales to pallet consumers; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model. We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to, those subject discussed below under the sub-caption "Risk Factors".

Reorganization With Literary Playpen

We were incorporated under the laws of the State of Delaware on April 21, 1997. Prior to the reverse acquisition described below, our corporate name was Literary Playpen, Inc. Since inception, we have not generated significant revenues and are considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are seeking business opportunities or potential business acquisitions.

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

As of March 31, 2005, we had a working capital deficit of $3,170,774. Over the next 12 months, in addition to the Rock Valley, Iowa facility described above, we expect to close on a contract to purchase another saw mill and pallet manufacturing facility and expand our plant in South Carolina. We believe that we will need at least an additional $5,000,000 of working capital to fund our capital requirements and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities and state, county and local economic loans and grants. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

      The Industry

The pallet industry is comprised of a large number of small, fragmented pallet manufacturers who together manufacture and sell approximately $1.6 billion of pallets per year to our nation's manufacturers and distributors. Historically, pallets have been wood-based and cost manufacturers and distributors approximately $11 per pallet. Wood pallets tend to break down after just two to three uses, and then become a disposal problem for the manufacturer and distributor. Most disposal facilities no longer accept wood pallets and those that do charge an average disposal fee of $2 per pallet. Several businesses nationwide purchase at least 500,000,000 pallets per year. We believe that the continuing need for pallets, along with the historical problems in sourcing, storing and disposing of pallets, creates an opportunity for a vertically integrated company that can provide an end-to-end solution for the pallet industry. We intend to provide that solution by contracting with large pallet users to provide complete pallet management (supply, inventory and disposal) at less cost than what pallet manufacturers have traditionally paid for pallets in the past.

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

We intend to develop and provide an Internet-based service to our corporate customers that will provide a logistics and information system that manages the flow of shipping platforms (steel pallets with embedded satellite positioning chips) throughout the industrial supply chain within specific geographic regions in the U.S. centered around our logistics hubs. We intend to create a closed loop delivery, recovery and recycling system, which will enable us to effectively rent our steel pallets to customers and provide logistics services and information simultaneously, thereby reducing their costs, improving inventory tracking and control, reducing waste and enhancing just in time delivery.

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

Our current working capital will not be enough to sustain our operations, and if we cannot obtain additional financing, we will not be able to continue to fund our expansion plans. As of March 31, 2005, we had total current assets of $256,044 and working capital deficit of $3,170,774. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through private placement sales of our securities and borrowing from various lending facilities. However, there are no commitments or agreements on the part of anyone to purchase our securities. We are finalizing the refinancing of the sawmill facility in South Carolina and have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission.

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

We do not have an active trading market for our stock. Our common shares are traded on the OTC Bulletin Board under the symbol "APLS." On May 11, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.55 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

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

      (a)Index To Exhibits

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

                                      American Pallet Leasing, Inc.
                                      (Registrant)

Dated: May 16, 2005                   By: /s/ Tim Bumgarner
                                          -----------------------------
                                          Tim Bumgarner,
                                          President and Chief Executive Officer

                                      By: /s/ Byron Hudson
                                          -----------------------------
                                          Byron Hudson,
                                          Chief Financial Officer