Form 10KSB
period 2005-06-30
American Pallet Leasing, Inc.
filed 2005-10-17
CIK 1106641

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

                        Commission File Number 333-99449

                          AMERICAN PALLET LEASING, INC.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   33-0889194
    (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

                       950 North Milwaukee Ave, Number 328
                            Glenview, Illinois 60025
                    (Address of principal executive offices)

                                 (980) 329-7350
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X                     No
                              ---                       ---

         As of October 14, 2005, the Company had 24,534,651 shares of its $.001 Par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                                       ---   ---

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act): Yes     No  X
                                      ---     ---

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS .......................................  3
ITEM 2.       DESCRIPTION OF PROPERTY .......................................  6
ITEM 3.       LEGAL PROCEEDINGS  ............................................  6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ..........  6

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ..........  7
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .....  8
ITEM 7.       FINANCIAL STATEMENTS .......................................... 14
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE  ..................................... 15
ITEM 8A.      CONTROLS AND PROCEDURES  ...................................... 15

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ............. 16
ITEM 10.      EXECUTIVE COMPENSATION  ....................................... 18
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS .................... 18
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ 19

                                     PART IV

ITEM 13.      EXHIBITS ...................................................... 20
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................
              SIGNATURES    .................................................

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         ORGANIZATION

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

         The Purchase Agreement also provided that our pre-reorganization officers and directors, Michael Morrison and Jesse Sackman, would resign as the sole officers and directors effective as of the closing and be replaced by Tim Bumgarner, Jim Crigler and Robert Vinson as directors of our company. In addition, Mr. Bumgarner was appointed to serve as our Chairman of the Board, Chief Executive Officer, and President and Byron Hudson was appointed to serve as our Chief Financial Officer. In connection with the Reorganization, our board of directors and shareholders approved a change in our corporate name to "American Pallet Leasing, Inc.", effective as of November 24, 2004 and subsequently changed the company's fiscal year-end to June 30.

         GENERAL

         Our goal is to become a vertically integrated manufacturer and logistical supplier of pallets. We are engaged in an acquisition roll-up of strategically located wood pallet manufacturers and saw mills. Our goal is to create a "closed loop distribution system" that will transform the $1.6 billion-per-year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors. We intend to acquire saw mills as a means of sourcing cheap lumber for our wood pallet manufacturing operations. We also hold patents on proprietary galvanized steel pallets and intend to commence the manufacture of patented steel pallets subject to the receipt of additional capital. We intend to enter into management and logistics contracts with manufacturers and distributors pursuant to which we will supply and manage all of the customers' pallet needs. We are in negotiations to procure our initial management and logistics contracts. We intend to enter into management and logistics contracts with manufacturers and distributors pursuant to which we will supply and manage all of the customers' pallet needs. We are in negotiations to procure our initial management and logistics contract, but do not expect to commence pallet supply and management services until at least June 2006.

         OPERATIONS

         On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc.("G&G"), a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005 (see note 7). However, as described in Note 7, the assets of

("G&G") are encumbered. The Company has made payments of $ 960,000 in cash, lumber, and unprocessed logs to the seller; additionally, the seller has agreed to reduce the purchase price by a portion of the extraordinary repairs that the Company has incurred on ("G&G"). The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. These assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of approximately $1,500,000 as of June 30, 2005. A portion of the purchase note payment was to be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets.

         On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") will accelerate a planned overhaul of the same unit, originally scheduled for later this year. The Company has been in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill. (SEE
ITEM 3 - LEGAL PROCEEDINGS).

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

         We have financed our activities to date through the sale of our debt and equity securities. Since our inception we conducted the private placement sale of our debt and equity securities for the approximate gross proceeds of $2,172,500.

         As of June 30, 2005, we had a working capital deficit of $ 563,600. Over the next 12 months, in addition to the Rock Valley, Iowa facility described above, we expect to close on a contract to purchase a saw mill and pallet manufacturing facility in Nebraska. We believe that we will need at least an additional $5,000,000 of working capital to fund our capital requirements and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities and state, county and local economic loans and grants. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

         RECENT DEVELOPMENTS

         On August 23, 2005 James F. Crigler was named President and Chief Executive Officer of the Company. Mr. Crigler, a Director of the Company since April 2004, has played a key role in the financial and management development of APL during the past year. With an extensive background in Architectural design and building construction, Mr. Crigler was responsible for the design and development of several medium to large size subdivisions in the Greater St. Louis area in the mid-fifties. Due to his pioneering efforts with innovative construction techniques, in the Saint Louis market, he and his construction company earned the title "builder of the year" for 1956. In 1961 Mr. Crigler worked with a major glass company to develop its contract division, and in 1968 he formed the glass and glazing division for Crescent Erection Company, which was engaged in erecting curtain walls and windows for major construction projects throughout the United States. Expanding on his experience with such projects, Mr. Crigler founded a company in 1972 that developed various techniques for installation of curtain walls and high-rise building cladding and windows. Since 1980, Mr. Crigler has been a partner in C & L Associates, a tax accounting firm with offices in Glenview, Illinois and St. Petersburg, Florida. He is also a director of Cala Group, Inc., which owns certain U.S. and Canadian rights pertaining to the products of Bio-Claire International, a manufacturer of natural water purification products and systems. Timothy R. Bumgarner will continue as APL's Chairman of the Board, and will focus primarily on market development.

         On October 13, 2005, the company announced that its Board of Directors will be expanded to five members with the addition of two directors, James A. Jeffery and Douglas H. Peterson. James A. Jeffery has been owner and President of Insarch Group Ltd. since 1987. Insarch, headquartered in Toronto, Canada, is a privately held, independent, insurance/asset, risk management services corporation focused on providing business planning/organization, business financing, risk and loss mitigation and strategic risk services to lending institutions and their clients. The Company also conducts business in the U.S. through its main office in Oakland, Ca. Mr. Jeffery is also Managing Director of Mercedis Canada Ltd., specializing in alternative financial structures for its business clients. Prior to his current position with Insarch, Mr. Jeffery had been Associate Partner with that Company since 1982. A Graduate of Loyalist and Queens University, he began his career as a design engineer with Northern Telecom in Toronto. Mr. Jeffery is a member of many national organizations in Canada and the United States. Douglas H. Peterson, CPA, has been the owner of his own accounting firm since 1992. His company serves numerous clients in manufacturing, construction, insurance and retail industries. Prior to that Mr. Peterson was a lecturer/advisor at North Dakota State University, teaching accounting, tax and information systems courses from 1979 to 1992. During that time he also was controller for both, the Federal Machine Company in West Fargo, ND and Sportland, Inc. of Moorhead, Mn. Mr. Peterson holds degrees from North Dakota State University and Concordia College and is a member of the North Dakota Society of CPAs

         THE INDUSTRY

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

ITEM 2.       DESCRIPTION OF PROPERTY

The Company's executive offices are located at 950 North Milwaukee Ave, Number 328, Glen View, Illinois 60025. The company owns 12 acres of land with an estimated value of over $700,000 in Rock Valley, Iowa. Construction is in progress on a 25,000 square foot Wood / Steel Pallet production facility. The Rock Valley, Iowa site will be the home of the Company's Midwest Regional Headquarters.

ITEM 3.       LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants from time to time in actions for matters arising in the ordinary course of its business operations.

On August 4, 2005, the sellers of G&G/Cherokee, the Company's former South Carolina subsidiary, filed a complaint in the court of common pleas in Cherokee County, South Carolina alleging, among other things, breach of contract and seeking, among other things, damages to be determined at trial. Although the Company believes that the basis of this suit is without merit, there is no assurance that it will not ultimately incur costs related to a permanent shutdown of G&G. The Company is also weighing causes of action and counterclaims it believes it may have against the Seller.

Because the complaint does not stipulate an amount of damages suffered, the Company is unable to determine whether this matter, if resolved against the Company, will have a material adverse effect on its consolidated financial position, results of operations or liquidity. The Company is not aware of any other presently pending or threatened or impending matters or proceedings that will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol APLS. During 2005 both bid and ask quotations have appeared regularly on the OTC Bulletin Board. The following bid quotations have been reported on Yahoo Finance for the period beginning December 31, 2004, and ending September 30, 2005, for the Company's stock:

                                          High              Low

Quarter Ended December 31, 2004          $6.91             $0.60
Quarter Ended March 31, 2005             $1.05             $0.60
Quarter Ended June 30, 2005              $1.01             $0.22
Quarter Ended September 30, 2005         $0.35             $0.07


Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of June 30, 2005, the Company had approximately 140 shareholders of record of the Company's common stock. However, a number of the shares of the Company's common stock are held in "street name" and are therefore held by several beneficial owners. The Company estimates that it has a total of approximately 170 beneficial shareholders.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING IS A DISCUSSION OF THE RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED JUNE 30, 2005. THE FOLLOWING
DISCUSSION  MAY  BE  UNDERSTOOD   MORE  FULLY  BY  REFERENCE  TO  THE  FINANCIAL
STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 8-K/A FILED ON OCTOBER 21, 2004.

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

OVERVIEW

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

      Pursuant to a Securities Purchase Agreement and Plan of Reorganization ("Purchase Agreement"), we issued a total of 5,758,091 shares of our common stock in exchange for all APL-Iowa common shares. We issued the shares pursuant to Rule 506 under the Securities Act of 1933. Prior to the closing, Tim Bumgarner, the Chairman, President and Chief Executive Officer of APL-Iowa purchased 4,299,500 outstanding restricted shares of our common stock held by certain of our former affiliates, including our pre-Reorganization officers, directors and 10% shareholders. At the same time, Mr. Bumgarner cancelled 9,458,900 of his common shares of APL-Iowa, so that after giving effect to the Reorganization and Mr. Bumgarner's private purchase, Mr. Bumgarner's percentage interest in our common shares held by all APL-Iowa shareholders as a group is the same as his percentage interest in APL-Iowa prior to the Reorganization.

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

      In August 2004, we acquired our initial operating business, G&G/Cherokee Wood, Inc. ("G&G/Cherokee"), a saw mill in Blacksburg, South Carolina. We acquired all of the common shares of G&G/Cherokee in consideration of $550,000 and an unsecured promissory note in the original principal amount of $2.75 million, for a total purchase price of $3.3 million. For the year ended December 31, 2003 G&G/Cherokee had revenues of $5,500,884 and net income of $127,726. For the seven months ended July 31, 2004, G&G/Cherokee had revenues of $3,121,586 and a net income of $197,096. These figures are unaudited and therefore subject to year-end audit adjustments.

PLAN OF OPERATION

We commenced revenue production in September 2004 with the acquisition of the saw mill in Blacksburg, South Carolina. For the first full quarter of saw mill operations (ended December 31, 2004) the saw mill operated at almost a break-even level generating $250,200 in gross profit and $250,249 of plant expenses. For the period ending March 31, 2005, the saw mill incurred a loss of $97,633 due to numerous temporary plant shut-downs caused by equipment failures and additional repair and maintenance expenses necessary to correct the problems causing the shut downs. During April and May of 2005, the plant experienced additional periods requiring operational shut-downs and on June 9, 2005, the Company reported that a shutdown of its saw mill facility in Blacksburg, South Carolina, will accelerate a planned overhaul of the same unit, originally scheduled for later this year and convert production from pine to more profitable hardwood. As of the filing of this registration statement, we still have not resumed operations at this facility.

      After extensive evaluation of the potential profitability of the facility, coupled with the operating losses that we have incurred to date, we have decided to either renegotiate the purchase price of the saw mill assets or terminate the contract and abandon the facility and concentrate on pallet production in other locations.

      In addition to the operation losses indicated above, the Company has incurred significant overhead expenses, typical of a start-up public entity, consisting of consulting expenses, organizational costs, and office expenses resulting net losses amounting to $2,545,921 for the year ending June 30, 2005.

      The Company is negotiating the purchase of a small saw mill facility in Brandon, Iowa consisting of land, building, and certain equipment items for a total purchase price of $120,000 to be paid at a rate of $5,000 per month for two years. Our expectation is that this facility, through the use of so-called "speed builders," will be able to produce 20,000 pallets per months at a net profit of $60,000 per month. The Company is currently negotiating contracts for such profitable pallet sales. Other similar small facilities are available for acquisition and will allow the Company to expand in a profitable manner.

      The Company is continuing to negotiate on the purchase of a saw mill and pallet manufacturing facility in Nebraska. Although the acquisition cost has not yet been determined, we believe that we will need at least an additional
$5,000,000 of working capital to fund the Nebraska acquisition and expand our Blacksburg facility and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations.

      We intend to obtain the additional working capital through the private placement of our equity securities and state, county and local economic loans and grants.

      We have entered into an advisory agreement with COPS Worldwide, Inc. to provide general consulting services of which basic financial advisory work is one component. While COPS has made introductions to the Company, it has no active role and will not have an active role in the private sales of securities. We have paid COPS $12,500 for the introduction to Brittany and are obligated to issue $500,000 shares of restricted common stock consisting of 227,723 shares issued in connection with the introduction and 272,277 shares issued in lieu of cash payments owed to COPS for additional advisory work.

      We are also in the process of locating, and entering into a contract for, an adequate supply of appropriate species of wood, raw materials and plastics materials to meet our manufacturing requirements.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

      The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provides for estimated returns and allowances at the time of sale.

      The types of expenses included in the cost of sales line item include inbound freight charges, sawmill labor, purchasing and receiving costs, inspection costs, warehousing costs, forest product taxes, and internal transfer costs. The types of expenses included in the plant expenses line item include supplies, utilities, repair and maintenance, insurance, vehicle expenses, and other expenses relating to the operation of the sawmill.

      Our gross profit margins may not be comparable to those of other entities since some entities include all of the costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross profit margin, including them instead in another line item, such as operating expenses.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents represent cash on hand and in banks.

ACCOUNTS RECEIVABLE

      The Company accounts for bad debts on accounts receivable using the reserve method. Allowances are established based on past bad debt experience, the makeup of the current portfolio and current market conditions. At September 30, 2004 and 2003, there were no allowances recorded.

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

CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts. The Company believes they are not exposed to any significant credit risk.

      The  Company  performs  ongoing  credit   evaluations  of  its  customers'
financial condition and generally requires no collateral from its customers.

      The Company grants credit to customers, substantially all of whom are located in east Texas or the western portion of Louisiana, which rely on the construction industry for their ability to repay debt to Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      The carrying amounts of cash, accounts receivable, other current assets, accounts payable, accrued liabilities, and current portion and non-current portion of notes payable approximate fair value because of the short maturity of those instruments.

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

REVENUE RECOGNITION POLICY

      The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provides for estimated returns and allowances at the time of sale.

INCOME TAXES

      The component of deferred tax assets is the result of organizational costs that are capitalized and amortized over 60 months for tax purposes, but are expensed when incurred for book purposes.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses.

Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 20 05.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

         OUR CURRENT WORKING CAPITAL WILL NOT BE ENOUGH TO SUSTAIN OUR OPERATIONS, AND IF WE CANNOT OBTAIN ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO CONTINUE TO FUND OUR EXPANSION PLANS. As of June 30, 2005, we had total current assets of $ 26,261 and a working capital deficit of $ 563,600. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. However, there are no commitments or agreements on the part of anyone to purchase our securities. We are have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission and the note agreement with Brittany Capital Management Limited. whereby Brittany loaned the Company $250,000.

         WE ARE A DEVELOPMENT STAGE COMPANY. We are a development stage company and we have no significant operating history. As a new company, our prospects are subject to all risks, expenses, and uncertainties frequently encountered by companies in new and rapidly evolving. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problem, and difficulties typically encountered in the establishment of a new business and the development of new services and processes. We expect that unanticipated expenses, problems, and technical difficulties may occur, which may result in material delays both in the development of our pallet manufacturing business and in offering our closed loop distribution system to the pallet market. We expect to continue to incur operating losses until such time as we can derive meaningful revenues from our pallet manufacturing and management operations.

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

         WE DO NOT HAVE AN ACTIVE TRADING MARKET FOR OUR STOCK. Our common shares are traded on the OTC Bulletin Board under the symbol "APLS." On October 13, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $0.10 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR STEEL PALLETS AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE AS A RESULT OF OUR PATENTS. We hold two patents for our galvanized steel. There can be no assurance, however, that our patents will meaningfully protect our operations from competitors

                                                                                             PAGE(S)

ITEM 7.    FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004.....................................F-1
Consolidated Statements of Operations for the years
               ended June 30, 2005 and June 30, 2004 and for the period  from inception (April 21, 1997) through June 30, 2005....................................F-2
Consolidated Statements of Cash Flows for the years ended
               June 30, 2005 and June 30, 2004 and for the period from inception
               (April 21,1997) through June 30, 2005...............................................F-4
Consolidated Statements of Shareholders Equity for the years ended
               June 30, 2005 and 2004 and for the period from  inception  (April
               21, 1997) through June 30, 2005.....................................................F-5

Notes to Consolidated Financial Statements.........................................................F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of June 30, 2005, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective during the year ended June 30, 2005, because the Company lacked certain controls in respect of the issuance of common stock and the contracting and payment of services in respect of consultants and other services provided.

         Subsequent to June 30, 2005, the CFO and new CEO have implemented new procedures designed to correct these deficiencies in the organization. Furthermore, during the first quarter, the CFO also instituted new controls and procedures designed to assure that there was a proper degree of review of such transaction prior to their being incorporated into the Company's accounting system and reported to the Company's auditors as part of its pre-quarterly filing review.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Executive Officers and Directors of the Company are:


     Name            Age               Position

Timothy Bumgarner    49       Chairman of the Board of Directors

James F. Crigler     77       President and Chief Executive Officer and Director

Byron M. Hudson      60       Chief Financial Officer

Robert Vinson        67       Director

James A. Jeffery     53       Director

Douglas Peterson     55       Director



Each of the above officers and directors shall hold office until the next annual meeting of our shareholders or until a successor is elected and qualified.

TIMOTHY R. BUMGARNER. Mr. Bumgarner has been our Chairman of the Board, since November, 2004. He served as our President and Chief Executive Officer from November 2004 until August 23, 2005. From 1994 to 1998, Mr. Bumgarner owned and operated SPI Manufacturing, a small manufacturing company he founded, which generated more than $5 million in annual sales. From 1998 to 2003, Mr. Bumgarner owned and operated EPI, a design and consulting business focused on pallet systems and other material handling systems. EPI's clients included Tropicana, Nabisco, Toyota, Keebler, Burlington Northern and Santa Fe Railway, Thermo Dynamics, Certified Handling Systems, Monsanto, Merck, Hoffman-LaRoche, Amerimax, and many others.

JAMES CRIGLER. Mr. Crigler has been a director of the Company since April, 2004, and President and Chief Executive Officer since August 23, 2005. From November 2003 to present, Mr. Crigler has assisted in our development. Mr. Crigler currently is the President, director and majority shareholder of Cala Group, Inc., which is the owner of certain rights throughout the United States and Canada, primarily the products of Bio-Claire International. From January 2000 to present, Mr. Crigler has been a partner of C & L Associates, a tax accounting firm that has offices in Glenview, Illinois and St. Petersburg, Florida. He has an extensive background in the construction industry including Architectural design and building construction. Mr. Crigler has been responsible for the design and development of several medium to large size subdivisions in the Greater St. Louis area including subdivisions in Cool Valley and St. Charles, Missouri.

BYRON HUDSON. Mr. Hudson has been the Chief Financial Officer of the Company since September 2004. From July 2002 to April 2004, he was the Chief Financial Officer of BurgerBusters, Inc., a chain of 82 Taco Bell, Pizza Hut, and KFC franchised restaurants in Virginia, North Carolina, West Virginia, and Maryland. From November 1995 to July 2002 he was the Controller of Eurpac Warehouse Sales, an international wholesale organization supplying audio, video, and computer software to U. S. military retail exchanges throughout the world.

ROBERT VINSON. Mr. Vinson has been a Director of American Pallet Leasing, Inc since 2004. From 1976 to 1990, Mr. Vinson served as chief administrator of the Northwest for Chapman University. From 2000 to present, Mr. Vinson has owned Bridgeport Motors, Inc. From 2001 to present he is a Senior Vice President of Cala Group, Inc. as well as a shareholder in United States Building Panels, Inc.
(USBP), a housing component manufacturing firm, which is also a licensed and bonded construction company. Mr. Vinson has an extensive background in the manufacture and sale of panel products, including the development of the USBP "Privacy Wall". He is also owner of Bridgeport Motors, Inc., an automobile dealership that is located in Lakewood, Washington. Mr. Vinson holds a B.A. in Business Administration from Pacific Lutheran University; an M.B.A. from the University of Puget Sound; and is a Ph. D candidate in Leadership and Human Behavior with United States International University, San Diego,

California. While attending college, Mr. Vinson worked as an employee of Puget Sound Hospital, holding the position of materials manager. The responsibilities of this position included the management and procurement of all hospital supplies including pharmaceutical drugs.

JAMES A. JEFFERY. Mr. Jeffery has been a Director since October 13, 2005 and has been owner and President of Insarch Group Ltd. since 1987. Insarch, headquartered in Toronto, Canada, is a privately held, independent, insurance/asset, risk management services corporation focused on providing business planning/organization, business financing, risk and loss mitigation and strategic risk services to lending institutions and their clients. The Company also conducts business in the U.S. through its main office in Oakland, Ca. Mr. Jeffery is also Managing Director of Mercedis Canada Ltd., specializing in alternative financial structures for its business clients. Prior to his current position with Insarch, Mr. Jeffery had been Associate Partner with that Company since 1982. A Graduate of Loyalist and Queens University, he began his career as a design engineer with Northern Telecom in Toronto. Mr. Jeffery is a member of many national organizations in Canada and the United States.

DOUGLAS H. PETERSON, CPA. Mr. Peterson has been a Director since October 13, 2005 and has been the owner of his own accounting firm since 1992. His company serves numerous clients in manufacturing, construction, insurance and retail industries. Prior to that Mr. Peterson was a lecturer/advisor at North Dakota State University, teaching accounting, tax and information systems courses from 1979 to 1992. During that time he also was controller for both, the Federal Machine Company in West Fargo, ND and Sportland, Inc. of Moorhead, Mn. Mr. Peterson holds degrees from North Dakota State University and Concordia College and is a member of the North Dakota Society of CPAs

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

CODE OF ETHICS

Our board of directors adopted a Code of Ethics which covers all executive officers of our company and its subsidiaries. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

All our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

AUDIT COMMITTEE

We do not currently have an audit committee but plan to create one as soon as possible.

COMPENSATION OF THE BOARD OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our 2005 Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. We intend to procure directors and officers liability insurance.

ITEM 10.  EXECUTIVE COMPENSATION

The executive compensation paid for the year ended June 30, 2005 is as follows:

                                                                                Long term compensation
                                                                                Awards                      Payouts
Name and                            Salary*        Bonus      Other Annual      Securities Underlying       LTIP       All Other
Principal Position                                            Compensation      Options/ SARs               Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------------------
Byron M. Hudson, CFO                $ 113,750.00*    -            -                   -                        -          -
Timothy R. Bumgarner, Chairman         22,500.00     -            -                   -                        -          -
James F. Crigler, Director/ CEO        24,500.00     -            -                   -                        -          -


STOCK OPTIONS

In 2005, the Company approved its 2005 Stock Incentive Plan. As of June 8, 2005, we have not issued any securities under this Plan.

EMPLOYMENT AGREEMENTS


We have entered into an amended employment agreement with Mr. Byron Hudson, our Chief Financial Officer. This agreement became effective on June 29, 2005 and provides for an annual salary of not less than $150,000 per year until October 2007 at which time his salary shall increase to $165,000 per year, and increasing by $25,000 per year in 2008 and 2009. Mr. Hudson shall be entitled to receive cash bonuses solely at the discretion of the Compensation Committee and shall be issued 500,000 shares of our restricted common stock.

Upon execution of the agreement, Mr. Hudson received 90,909 shares of unregistered common stock. This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the then current annual salary is provided for in the contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 8, 2005, our authorized capitalization consisted of 100,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, $.001 par value. As of June 8, 2005, there were 19,953,742 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote and no shares of preferred stock have been issued. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of June 8, 2005, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name of Beneficial Owner (1)       Number of Shares       Percentage of Shares
                                  Benefically Owned (2)   Beneficially Owned (3)
--------------------------------------------------------------------------------
Tim Bumgarner(4)                      6,343,820                 31.79%
Byron Hudson                            225,000                  1.13%
James Crigler (5)                     1,700,000                  8.52%
Robert Vinson (6)                       100,000                    *
Kevin Bumgarner (7)                   3,000,000                 15.03%
Margaret Bumgarner (8)                1,500,000                  7.52%
--------------------------------------------------------------------------------
All officers and Directors
  as a group (4 persons)              8,368,820                 41.94%

------------------------------
     * Less than one percent.

(1) Unless otherwise indicated, the address of each person listed below is c/o American Pallet Leasing, Inc., at 425 Second Street, S.E., Suite 600, Cedar Rapids, Iowa 52401.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3)   Figures may not add up due to rounding of percentages.

(4) Does not include an aggregate of 4,575,000 shares of common stock held by various members of Mr. Bumgarner's family, including Kevin and Margaret Bumgarner.

(5) Includes 1,500,000 shares of common stock owned by Cala Group, an entity which is owned by James Crigler.

(6) Excludes 1,500,000 shares of common stock owned by Cala Group, an entity which Mr. Vinson is a shareholder.

(7) Kevin Bumgarner is the son of Mr. Bumgarner, our President, Chief Executive Officer and Chairman.

(8) Margaret Bumgarner is the wife of Mr. Bumgarner, our President, Chief Executive Officer and Chairman.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005,  Timothy  Bumgarner,  our President and Chief Executive  Officer,
executed a Stock Pledge Agreement ("Pledge Agreement") and Limited Recourse Guarantee (the "Guarantee"). Pursuant to the Pledge Agreement, Mr. Bumgarner pledged 600,000 shares of his common stock against any and all amounts owing under the Secured Convertible Promissory Note issued to the Selling Securityholder. In addition, on July 19, 2005, Mr. Bumgarner agreed to pledge additional shares as collateral, if necessary, to secure the loan in consideration for Brittany's agreement to withdraw its request for registration rights.

Mr. Crigler, a director of the Company, is the principal owner of Cala Group, Inc. an entity which owns 1,500,000 shares of our common stock. Mr. Crigler also received approximately $24,500 in fees for providing certain consulting services in connection with the design of the steel and concrete components of our Rock Valley, Iowa facility.

Mr. Vinson, a director of the Company, is a shareholder of Cala Group, Inc., an entity which owns 1,500,000 shares of our Common Stock.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2005, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis. The Company's current officers and directors are currently working to make all appropriate filings in order to be compliant with
Section 16(a)

ITEM 13. EXHIBITS.

         (a)      INDEX TO EXHIBITS

                  Exhibit 23.2              Consents of Experts and Counsel*

                  Exhibit 31.1              Section 302 Certification*

                  Exhibit 32.1              Section 906 Certification*

---------------------------------
*Filed herewith

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Pallet Leasing, Inc.
                                          (Registrant)


Dated:  October 17, 2005                  By:       /s/ James Crigler
                                               ---------------------------------
                                                   James Crigler,
                                                   President and Chief
                                                   Executive Officer

                                          By:      /s/ Byron Hudson
                                               ---------------------------------
                                                   Byron Hudson,
                                                   Chief Financial Officer

                          AMERICAN PALLET LEASING, INC.

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004................................F-1
Consolidated Statements of Operations for the years
               ended June 30, 2005 and June 30, 2004 and for the period  from inception (April 21, 1997) through June 30, 2005...............................F-2
Consolidated Statements of Cash Flows for the years ended
               June 30, 2005 and June 30, 2004 and for the period from inception
               (April 21,1997) through June 30, 2005..........................................F-3
Consolidated Statements of Shareholders Equity for the years ended
               June 30, 2005 and 2004 and for the period from  inception  (April
               21,1997) through June 30, 2005.................................................F-4
Notes to Consolidated Financial Statements....................................................F-5

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Pallet Leasing, Inc.
(A Development Stage Company)
Cedar Rapides, Iowa

We were engaged to audit the accompanying balance sheets of American Pallet Leasing, Inc. (A Development Stage Company), as of June 30, 2005 and June 30, 2004 and the related statements of loss, stockholders' equity and cash flows for the twelve months ended June 30, 2005 and from the date of inception (April 21, 1997) through June 30, 2004. These financial statements are the responsibility of the Company's management.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company shut down its sawmill operations and cannot estimate any potential liability which may result from the related litigation. Management's plans regarding those matters also are described in Note 6. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company does not maintain certain customary records and supporting documents relating to transactions, nor, in our opinion, is the system of internal control adequate to provide safeguards of assets and assure proper recording of transactions. Accordingly, it was impracticable to extend our procedures sufficiently to determine the extent to which the financial statements may have been affected by these conditions.

Because of the significance of the uncertainty and since the company does not maintain certain customary records or documents, or an adequate system of internal control, as described in the preceding paragraphs, the scope of our work was not sufficient to enable us to express, and we do not express an opinion on the financial statements referred to in the first paragraph.





Lake Charles, Louisiana
October 16, 2005

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      As of

                                                                         June 30,               June 30,
                                                                           2005                   2004
                                                                     ------------------------------------
Current Assets:
       Cash and cash equivalents                                     $        26,261              25,304
                                                                     ------------------------------------
                   Total current assets                                       26,261              25,304
                                                                     ------------------------------------

Property, Plant & Equipment (net)                                            235,164               9,256

Deferred Tax Assets                                                                0             225,733

Other Assets                                                                  17,700             102,250

                                                                     ------------------------------------
                   Total Assets                                      $       279,126             362,543
                                                                     ====================================


Current Liabilities:
       Notes payable                                                 $       457,937             395,500

       Accounts payable and accrued liabilities                              131,925               5,231
                                                                     ------------------------------------
                   Total current liabilities                                 589,861             400,731
                                                                     ------------------------------------

Stockholders' Equity:
       Common stock; $.001 par value; 100,000,000 authorized;
               24,534,651 issued and outstanding                              24,535               9,732
       Preferred stock; $.001 par value; 10,000,000 authorized;
       No shares issued or outstanding
       Additional paid-in capital                                          4,228,941             390,268
       Accumulated deficit                                                (4,564,211)           (438,188)

                                                                     ------------------------------------
       Total Stockholders' Equity                                           (310,735)            (38,188)
                                                                     ------------------------------------

                                                                     ------------------------------------
Total Liabilities and Stockholders' Equity                           $       279,126             362,543
                                                                     ====================================

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                                                         During             July 1, 2004          From Inception
                                                                      Development              Through                Through
                                                                         Stage              June 30, 2005          June 30, 2004
                                                                   ---------------------------------------------------------------

   SALES                                                                          0                       0                     0
   COST OF SALES                                                                  0                       0                     0

                                                                   ---------------------------------------------------------------
   GROSS PROFIT                                                                   0                       0                     0
                                                                   ---------------------------------------------------------------

   GENERAL & ADMINISTRATIVE EXPENSES:

   Plant Expenses                                                            13,692                  13,692                     0
   Consultants                                                            2,394,267               2,058,796               335,471
   Organization costs                                                       182,005                  56,939               125,066
   Office expense                                                           749,338                 720,586                28,752

                                                                   ---------------------------------------------------------------
         Total general and administrative expenses                        3,339,302               2,850,013               489,289
                                                                   ---------------------------------------------------------------

   OTHER INCOME (EXPENSES):
         Gain on sale of securities                                          23,198                  23,198                     0
         Loss on abandonment of investment                                 (120,000)                                     (120,000)
         Other Income                                                        71,578                  71,578                     0
         Interest income                                                        716                     716                     0
         Interest expense                                                   (66,709)                (12,078)              (54,631)
                                                                   ---------------------------------------------------------------
                   Total other income (expense)                             (91,216)                 83,415              (174,631)
                                                                   ---------------------------------------------------------------

                                                                   ---------------------------------------------------------------
   Loss from continuing operations before income taxes                   (3,430,518)             (2,766,598)             (663,920)
         Provision for Income Taxes                                        (385,451)               (611,184)              225,733
                                                                   ---------------------------------------------------------------
   Loss from continuing operations                                       (3,815,969)             (3,377,782)             (438,187)
                                                                   ---------------------------------------------------------------
   DISCONTINUED OPERATIONS:
   Loss from discontinued sawmill operations                               (251,127)               (251,127)
   Loss from abandonment of sawmill                                        (882,574)               (882,574)
                                                                   ---------------------------------------------------------------
   Net loss from discontinued operations before income taxes             (1,133,701)             (1,133,701)
                                                                   ---------------------------------------------------------------
         Provision for Income Taxes                                         385,458                 385,458
   Net loss from discontinued operations                                   (748,243)               (748,243)
                                                                   ---------------------------------------------------------------
   NET LOSS                                                              (4,564,211)             (4,126,024)             (438,187)
                                                                   ===============================================================

   BASIC LOSS PER COMMON SHARE:
         Weighted average number of shares                                                       18,696,823            19,280,545

         Net loss per share                                                                        $ (0.221)            $ (0.0227)


   FULLY DILUTIVE LOSS PER COMMON SHARE:
         Weighted average number of shares                                                       18,716,823            19,347,978

         Net loss per share                                                                        $ (0.220)            $ (0.0226)

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN PALLET LEASING, INC.
                 (A Development Stage Company)

                   Statements of Cash Flows
                   For the Periods Indicated

                                                                     Cumulative             Year-to-date
                                                                       During               July 1, 2004         From Inception
                                                                     Development              Through                Through
                                                                        Stage              June 30, 2005          June 30, 2004
                                                                  ----------------        ---------------        ---------------
Net loss                                                          $     (4,564,212)            (4,126,024)              (438,188)
Adjustments to reconcile net loss to cash used                                   -                      -                      -
      in operations:                                                             -                      -                      -
      Provision for Income Taxes                                                (7)               225,726               (225,733)
      Depreciation                                                           1,093                      -                  1,093
      (Increase) in inventories                                                  -                      -                      -
      Loss on abandonment of investment                                          -                      -                      -
          deposit and license agreement                                    120,000                      -                120,000
      Loss from discontinued operations                                                         1,133,701

      Expenses incurred in exchange for stock                            1,150,181              1,090,781                 59,400
      (Increase) in accounts receivable and prepaid                             (0)                    (0)                     -
      Sale of Marketable Securities                                         73,674                 73,674                      -
      Increase in accounts payable and accrued liabilities                 131,926                126,694                  5,232
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH USED IN OPERATING ACTIVITIES                             $     (2,027,319)            (1,549,123)              (478,196)
                                                                                 -                      -                      -
                                                                                 -                      -                      -
Payment of deposit on investment acquisitions                             (177,950)                (5,700)              (172,250)
Sale of Marketable Securities                                                    -                 73,674                 73,674
Purchase of marketable securities                                          (50,476)               (50,476)                     -
Purchase of sawmill assets                                                (550,000)              (500,000)               (50,000)
Payment on construction in Rock Valley                                    (194,114)              (194,114)
Payment of Notes Payable                                                  (299,696)              (299,696)                     -
Purchase of equipment and vehicles                                        (241,168)              (230,818)               (10,350)
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH USED IN INVESTING ACTIVITIES                             $     (1,439,730)            (1,207,130)              (232,600)
                                                                                 -                      -                      -
                                                                                 -                      -                      -
Proceeds from notes payable                                                919,000                523,500                395,500
Proceeds received from shareholder advances                                 35,905                 35,905                      -
                                                                                 -                      -                      -
Proceeds from sale of common stock                                       2,513,101              2,172,501                340,600
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $      3,468,006              2,731,906                736,100
                                                                                 -                      -                      -
NET INCREASE (DECREASE) IN CASH                                   $            957                (24,347)                25,304
                                                                                 -                      -                      -
Beginning Balance in Cash                                         $              -                 25,304                      -
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
                                                                  $            957                    957                 25,304
                                                                  ================        ===============        ===============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
                            For the Periods Indicated

                                                                                                          Deficit
                                                      $.001 Par Value                                   Accumulated
                                                        Common Stock        Common        Additional      During the
                                                           Number            Stock         Paid-In       Development
                                                         of Shares         Par Value       Capital          Stage            Total
                                                      ---------------     -----------    ----------     --------------  ------------
      Shares issued to officers and directors
         for consulting services in April 2001           1,470,404            1,470         2,530                            4,000

      Shares issued to co-founder
         for consulting services in April 2001             529,596              530           910                            1,440

      Shares issued for the net assets of
         Clusone Acquisition Corp Dec. 2001                500,000              500          (500)                               0

      Net loss for the period ended
         December 31, 2001                                                                               (17,049)          (17,049)

      Shares issued in merger with
         L1 Systems, Inc. in January 2002                3,000,000            3,000             0                            3,000

      Net loss for the period ended
         December 31, 2002                                                                               (28,882)          (28,882)

      Shares issued for consulting
         services in March 2003                            179,000              179         3,401                            3,580

      Net loss for the period ended
         December 31, 2003                                                                               (22,462)          (22,462)
                                                      ------------      -----------    ----------    ------------     -------------
      BALANCE, DECEMBER 31, 2003                         5,679,000            5,679         6,341        (68,393)          (56,373)

      LYPP Net loss for the period ended
         June 30, 2004                                                                                    (3,528)           (3,528)
                                                      ------------      -----------    ----------    ------------     -------------
      BALANCE, JUNE 30, 2004                             5,679,000            5,679         6,341        (71,921)          (59,901)

      Shares issued in reverse merger with
         LYPP in September 2004                          5,758,091            5,758     2,220,842       (366,266)        1,860,334

      Activity related to LYPP reverse merger
      and  forward 2.2 to 1 stock split                  9,973,560            9,974        (9,974)                               0

      Sales of stock                                       855,000              855       579,145                          580,000

      Stock issued for services                          1,815,000            1,815       942,185                          944,000

      Stock issued for conversion of
          Convertible Notes Payable                        454,000              454       490,402                          490,856

      Net loss for the period from July 1, 2004
         through June 30, 2005                                                                        (4,126,024)       (4,126,024)
                                                      ------------      -----------    ----------    ------------     -------------

      BALANCE, JUNE 30, 2005                            24,534,651           24,535     4,228,941     (4,564,211)         (310,735)
                                                      ============      ===========    ==========    ============     =============

                          AMERICAN PALET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation ("Company"), has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. The Company's objective is to engage in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills. and to create a "Closed Loop Distribution System" by transforming a portion of the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

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

On September 22, 2004, we executed an agreement for the acquisition of American Pallet Leasing, Inc., an Iowa corporation ("APL-Iowa"), pursuant to which we acquired all of the outstanding common shares of APL-Iowa in exchange for a controlling block of our common shares (the "Reorganization").

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

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                      06/30/2005     06/30/2004
                                                      ----------     ----------

Construction in process                               $  179,616     $        0

Office furniture & equipment                              49,235          2,210
Vehicles                                                  10,350         10,350
                                                      ----------     ----------
                                                         239,201         12,560
       Less:  Accumulated depreciation                    (4,037)        (3,304)
                                                      ----------     ----------
         Total Property, Plant & Equipment            $  235,164     $    9,256
                                                      ==========     ==========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2005 and June 30, 2004 consisted as follows :

                                                      06/30/2005     06/30/2004
                                                      ----------     ----------
Convertible Notes Payable                             $   20,000     $  395,500
Northwest Iowa Planning and Development Commission        92,937             --
Brittany Capital Management Limited                      250,000             --
Stockholder Loan                                          95,000             --
                                                      ----------     ----------
                                                      $  457,937     $  395,500
                                                      ==========     ==========

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

On April 28, 2005, the company entered into a note agreement Brittany Capital Management Limited (see Note 6) with whereby Brittany loaned the Company $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended to December 31, 2005.

On June 2, 2005, the company closed a $95,000 loan with a stockholder originally due on August 1, 2005 and subsequently extended until November 1, 2005. The note is secured by a second mortgage on the company's property in Rock Valley, Iowa, 200,000 shares of its common stock, and personal guarantees from two officers of the company.

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at 8.0% rate of interest and newly issued shares of common stock. The lender, at his sole discretion, has the option to convert the note at its due date into newly issued restricted common shares of the Company. The maximum borrowing under these convertible notes totaled $ 474,000 and all but $20,000 of the notes have been converted.

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc.("G&G"), a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005 (see note 7). However, as described in Note 7, the assets of ("G&G") are encumbered. The Company has made payments of $ 960,000 in cash, lumber, and unprocessed logs to the seller; additionally, the seller has agreed to reduce the purchase price by a portion of the extraordinary repairs that the Company has incurred on ("G&G"). The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. These assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of approximately $1,500,000 as of June 30, 2005. A portion of the purchase note payment was to be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets. On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") will accelerate a planned overhaul of the same unit, originally scheduled for later this year. The Company has been in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill. (See
Note 6 - Commitments and Contingencies). Pursuant to the abandonment, the company has accounted for the assets, liabilities, and income statement effects as discontinued operations.

NOTE 4 - INCOME TAXES

Income tax benefit consists of the following:

                                                  07/01/2004-       06/17/2003-
                                                  06/30/2005        06/30/2004
                                                 ------------      ------------
From Continuing Operations:
         Deferred                                $    939,879      $    225,733
         Valuation allowance                       (1,551,063)                0
                                                 ------------      ------------
         Federal                                 $   (611,184)     $    225,733
                                                 ============      ============
From Discontinued Operations:
         Deferred                                $    385,458      $          0
                                                 ============      ============

The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
         Organizational costs                    $    225,733      $    225,733
         Net operating loss carryforward            1,325,337                 0
                                                 ------------      ------------
                                                 $  1,551,070      $    225,733
Less:  Valuation allowance                         (1,551,070)                0
                                                 ------------      ------------
         Federal                                 $          0      $    225,733
                                                 ============      ============

NOTE 5 - COMMON STOCK ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received, or the fair value of the stock issued at the time of the exchange.

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 7) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 2,251,000 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares was recorded as compensation expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On June 9, 2005, the Company reported a temporary shutdown of its sawmill operations in order to conserve cash, convert production from pine to hardwood, and continue negotiating with institutional investors for a larger fund of financing. Management had arranged for approximately $100,000 in operating capital in order to resume operations within two weeks. As of July 15, 2005, the sawmill remained shut down.

Pursuant to a Contract of Deed (the "Agreement") between the Company and former owners of G&G Cherokee (the "Seller"), the total purchase price for G&G was approximately $3,300,000 to be paid over a period of time with the balance due in February 2005. Approximately $960,000 has been paid as of June 30, 2005. Since the Company was unable to secure financing to complete the transaction it his in default pursuant to the Agreement. As the remedy for default contained in the Agreement, the Seller has taken possession of the premises and all assets. Although the Company has been working to secure financing it was recently sued by the Sellers of G&G, alleging, among other things, breach of contract and seeking, among other things, damages to be determined at trial. Although the Company believes that the basis of this suit is without merit, there is no assurance that it will not ultimately incur costs related to a permanent shutdown of G&G. The Company is also weighing causes of action and counterclaims it believes it may have against the Seller. The Company has reclassified the sawmill operations and assets as discontinued operations.

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $4,126,024 for fiscal year ended June 30, 2005 and has incurred losses of $438,187 for the past year. As June 30, 2005, current liabilities exceed current assets by $563,600. These factors, and the others discussed above, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the company cannot continue in existence.

On April 28, 2005, the Company entered into a Private Equity Credit Agreement with Brittany Capital Management Limited ("Brittany"). Pursuant to the Private Equity Credit Agreement, the Company may, at its discretion, periodically sell to Brittany Capital Management Limited shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Private Equity Credit Agreement, Brittany Capital Management Limited will pay the Company 93 % of the three lowest closing bid prices during the valuation period of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 10 trading days immediately following the notice date. Brittany's obligation to purchase shares of the Company's common stock under the Private Equity Credit Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Private Equity Credit Agreement and, among other things, is limited to purchases that will not result in Brittany's owning more than 4.99% of the Company's outstanding common stock.

Brittany Capital Management Limited also entered into a note agreement whereby Brittany will loan the Company up to $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended until December 31, 2005. Under the terms of the note, at least 50% of the sales of common stock under the Private

Equity Credit  Agreement with Brittany must be used to retire the note while the note is outstanding. The terms of the Private Equity Credit Agreement also prevent us from entering into a similar financing arrangement with any third-party for the term of the Private Equity Credit Agreement, which is three years. We are also obliged to sell to Brittany at least $1 million of our common stock under the Private Equity Credit Agreement. The note is convertible at the holder's option for all or a portion of the principal amount of the note plus accrued interest into shares of Common Stock at a conversion price for each share of Common Stock equal to the Current Market Price multiplied by eighty percent (85%). "Current Market Price" means the average of the three (3) lowest closing bid prices for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the ten (10) trading days ending on the trading day immediately before the relevant conversion date. The note accrues interest at a rate of 8% per year. In addition, the Company granted Brittany a warrant to acquire 115,385 shares of Common Stock. The Company also granted certain registration rights to Brittany in connection with the shares into which the note may be converted as well as in respect of shares that may be issued in respect of the warrants.

On September 22, 2004 the Company executed an employment contract with the Chief Financial Officer (CFO) which was amended on June 29, 2005. The contract includes a five-year employment term with compensation as follows:

         September 24, 2005 until September 30, 2007         $150,000
         October 1, 2007 until September 30, 2008            $165,000
         October 1, 2008 until September 30, 2009            $215,000



The contract also provides for performance bonus compensation in the form of cash and stock to be based on very specific performance criteria contained in the contract. At the execution of this agreement, the CFO received 90,909 shares of unregistered common stock (see note 5). The amendment to the agreement states that the employee will be issued 500,000 additional restricted shares of the Company's common stock. This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the current annual salary is provided for in the contract.

NOTE 7 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005,  Timothy  Bumgarner,  our President and Chief Executive  Officer,
executed a Stock Pledge Agreement ("Pledge Agreement") and Limited Recourse Guarantee (the "Guarantee"). Pursuant to the Pledge Agreement, Mr. Bumgarner pledged 600,000 shares of his common stock against any and all amounts owing under the Secured Convertible Promissory Note issued to the Selling Securityholder. In addition, on July 19, 2005, Mr. Bumgarner agreed to pledge additional shares as collateral, if necessary, to secure the loan in consideration for Brittany's agreement to withdraw its request for registration rights.

Mr. Crigler, a director of the Company, is the principal owner of Cala Group, Inc. an entity which owns 1,500,000 shares of our common stock. Mr. Crigler also received approximately

$24,500 in fees for providing certain consulting services in connection with the design of the steel and concrete components of our Rock Valley, Iowa facility.

Mr. Vinson, a director of the Company, is a shareholder of Cala Group, Inc., an entity which owns 1,500,000 shares of our Common Stock.

                                      F-14


                          AMERICAN PALLET LEASING, INC.

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004................................F-1
Consolidated Statements of Operations for the years
               ended June 30, 2005 and June 30, 2004 and for the period  from inception (April 21, 1997) through June 30, 2005...............................F-2
Consolidated Statements of Cash Flows for the years ended
               June 30, 2005 and June 30, 2004 and for the period from inception
               (April 21,1997) through June 30, 2005..........................................F-3
Consolidated Statements of Shareholders Equity for the years ended
               June 30, 2005 and 2004 and for the period from  inception  (April
               21,1997) through June 30, 2005.................................................F-4
Notes to Consolidated Financial Statements....................................................F-5

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Pallet Leasing, Inc.
(A Development Stage Company)
Cedar Rapides, Iowa

We were engaged to audit the accompanying balance sheets of American Pallet Leasing, Inc. (A Development Stage Company), as of June 30, 2005 and June 30, 2004 and the related statements of loss, stockholders' equity and cash flows for the twelve months ended June 30, 2005 and from the date of inception (April 21, 1997) through June 30, 2004. These financial statements are the responsibility of the Company's management.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company shut down its sawmill operations and cannot estimate any potential liability which may result from the related litigation. Management's plans regarding those matters also are described in Note 6. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company does not maintain certain customary records and supporting documents relating to transactions, nor, in our opinion, is the system of internal control adequate to provide safeguards of assets and assure proper recording of transactions. Accordingly, it was impracticable to extend our procedures sufficiently to determine the extent to which the financial statements may have been affected by these conditions.

Because of the significance of the uncertainty and since the company does not maintain certain customary records or documents, or an adequate system of internal control, as described in the preceding paragraphs, the scope of our work was not sufficient to enable us to express, and we do not express an opinion on the financial statements referred to in the first paragraph.





Lake Charles, Louisiana
October 16, 2005

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      As of

                                                                         June 30,               June 30,
                                                                           2005                   2004
                                                                     ------------------------------------
Current Assets:
       Cash and cash equivalents                                     $        26,261              25,304
                                                                     ------------------------------------
                   Total current assets                                       26,261              25,304
                                                                     ------------------------------------

Property, Plant & Equipment (net)                                            235,164               9,256

Deferred Tax Assets                                                                0             225,733

Other Assets                                                                  17,700             102,250

                                                                     ------------------------------------
                   Total Assets                                      $       279,126             362,543
                                                                     ====================================


Current Liabilities:
       Notes payable                                                 $       457,937             395,500

       Accounts payable and accrued liabilities                              131,925               5,231
                                                                     ------------------------------------
                   Total current liabilities                                 589,861             400,731
                                                                     ------------------------------------

Stockholders' Equity:
       Common stock; $.001 par value; 100,000,000 authorized;
               24,534,651 issued and outstanding                              24,535               9,732
       Preferred stock; $.001 par value; 10,000,000 authorized;
       No shares issued or outstanding
       Additional paid-in capital                                          4,228,941             390,268
       Accumulated deficit                                                (4,564,211)           (438,188)

                                                                     ------------------------------------
       Total Stockholders' Equity                                           (310,735)            (38,188)
                                                                     ------------------------------------

                                                                     ------------------------------------
Total Liabilities and Stockholders' Equity                           $       279,126             362,543
                                                                     ====================================

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Cumulative
                                                                         During             July 1, 2004          From Inception
                                                                      Development              Through                Through
                                                                         Stage              June 30, 2005          June 30, 2004
                                                                   ---------------------------------------------------------------

   SALES                                                                          0                       0                     0
   COST OF SALES                                                                  0                       0                     0

                                                                   ---------------------------------------------------------------
   GROSS PROFIT                                                                   0                       0                     0
                                                                   ---------------------------------------------------------------

   GENERAL & ADMINISTRATIVE EXPENSES:

   Plant Expenses                                                            13,692                  13,692                     0
   Consultants                                                            2,394,267               2,058,796               335,471
   Organization costs                                                       182,005                  56,939               125,066
   Office expense                                                           749,338                 720,586                28,752

                                                                   ---------------------------------------------------------------
         Total general and administrative expenses                        3,339,302               2,850,013               489,289
                                                                   ---------------------------------------------------------------

   OTHER INCOME (EXPENSES):
         Gain on sale of securities                                          23,198                  23,198                     0
         Loss on abandonment of investment                                 (120,000)                                     (120,000)
         Other Income                                                        71,578                  71,578                     0
         Interest income                                                        716                     716                     0
         Interest expense                                                   (66,709)                (12,078)              (54,631)
                                                                   ---------------------------------------------------------------
                   Total other income (expense)                             (91,216)                 83,415              (174,631)
                                                                   ---------------------------------------------------------------

                                                                   ---------------------------------------------------------------
   Loss from continuing operations before income taxes                   (3,430,518)             (2,766,598)             (663,920)
         Provision for Income Taxes                                        (385,451)               (611,184)              225,733
                                                                   ---------------------------------------------------------------
   Loss from continuing operations                                       (3,815,969)             (3,377,782)             (438,187)
                                                                   ---------------------------------------------------------------
   DISCONTINUED OPERATIONS:
   Loss from discontinued sawmill operations                               (251,127)               (251,127)
   Loss from abandonment of sawmill                                        (882,574)               (882,574)
                                                                   ---------------------------------------------------------------
   Net loss from discontinued operations before income taxes             (1,133,701)             (1,133,701)
                                                                   ---------------------------------------------------------------
         Provision for Income Taxes                                         385,458                 385,458
   Net loss from discontinued operations                                   (748,243)               (748,243)
                                                                   ---------------------------------------------------------------
   NET LOSS                                                              (4,564,211)             (4,126,024)             (438,187)
                                                                   ===============================================================

   BASIC LOSS PER COMMON SHARE:
         Weighted average number of shares                                                       18,696,823            19,280,545

         Net loss per share                                                                        $ (0.221)            $ (0.0227)


   FULLY DILUTIVE LOSS PER COMMON SHARE:
         Weighted average number of shares                                                       18,716,823            19,347,978

         Net loss per share                                                                        $ (0.220)            $ (0.0226)

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN PALLET LEASING, INC.
                 (A Development Stage Company)

                   Statements of Cash Flows
                   For the Periods Indicated

                                                                     Cumulative             Year-to-date
                                                                       During               July 1, 2004         From Inception
                                                                     Development              Through                Through
                                                                        Stage              June 30, 2005          June 30, 2004
                                                                  ----------------        ---------------        ---------------
Net loss                                                          $     (4,564,212)            (4,126,024)              (438,188)
Adjustments to reconcile net loss to cash used                                   -                      -                      -
      in operations:                                                             -                      -                      -
      Provision for Income Taxes                                                (7)               225,726               (225,733)
      Depreciation                                                           1,093                      -                  1,093
      (Increase) in inventories                                                  -                      -                      -
      Loss on abandonment of investment                                          -                      -                      -
          deposit and license agreement                                    120,000                      -                120,000
      Loss from discontinued operations                                                         1,133,701

      Expenses incurred in exchange for stock                            1,150,181              1,090,781                 59,400
      (Increase) in accounts receivable and prepaid                             (0)                    (0)                     -
      Sale of Marketable Securities                                         73,674                 73,674                      -
      Increase in accounts payable and accrued liabilities                 131,926                126,694                  5,232
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH USED IN OPERATING ACTIVITIES                             $     (2,027,319)            (1,549,123)              (478,196)
                                                                                 -                      -                      -
                                                                                 -                      -                      -
Payment of deposit on investment acquisitions                             (177,950)                (5,700)              (172,250)
Sale of Marketable Securities                                                    -                 73,674                 73,674
Purchase of marketable securities                                          (50,476)               (50,476)                     -
Purchase of sawmill assets                                                (550,000)              (500,000)               (50,000)
Payment on construction in Rock Valley                                    (194,114)              (194,114)
Payment of Notes Payable                                                  (299,696)              (299,696)                     -
Purchase of equipment and vehicles                                        (241,168)              (230,818)               (10,350)
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH USED IN INVESTING ACTIVITIES                             $     (1,439,730)            (1,207,130)              (232,600)
                                                                                 -                      -                      -
                                                                                 -                      -                      -
Proceeds from notes payable                                                919,000                523,500                395,500
Proceeds received from shareholder advances                                 35,905                 35,905                      -
                                                                                 -                      -                      -
Proceeds from sale of common stock                                       2,513,101              2,172,501                340,600
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
NET CASH PROVIDED BY FINANCING ACTIVITIES                         $      3,468,006              2,731,906                736,100
                                                                                 -                      -                      -
NET INCREASE (DECREASE) IN CASH                                   $            957                (24,347)                25,304
                                                                                 -                      -                      -
Beginning Balance in Cash                                         $              -                 25,304                      -
                                                                  ----------------        ---------------        ---------------
                                                                                 -                      -                      -
                                                                  $            957                    957                 25,304
                                                                  ================        ===============        ===============

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
                            For the Periods Indicated

                                                                                                          Deficit
                                                      $.001 Par Value                                   Accumulated
                                                        Common Stock        Common        Additional      During the
                                                           Number            Stock         Paid-In       Development
                                                         of Shares         Par Value       Capital          Stage            Total
                                                      ---------------     -----------    ----------     --------------  ------------
      Shares issued to officers and directors
         for consulting services in April 2001           1,470,404            1,470         2,530                            4,000

      Shares issued to co-founder
         for consulting services in April 2001             529,596              530           910                            1,440

      Shares issued for the net assets of
         Clusone Acquisition Corp Dec. 2001                500,000              500          (500)                               0

      Net loss for the period ended
         December 31, 2001                                                                               (17,049)          (17,049)

      Shares issued in merger with
         L1 Systems, Inc. in January 2002                3,000,000            3,000             0                            3,000

      Net loss for the period ended
         December 31, 2002                                                                               (28,882)          (28,882)

      Shares issued for consulting
         services in March 2003                            179,000              179         3,401                            3,580

      Net loss for the period ended
         December 31, 2003                                                                               (22,462)          (22,462)
                                                      ------------      -----------    ----------    ------------     -------------
      BALANCE, DECEMBER 31, 2003                         5,679,000            5,679         6,341        (68,393)          (56,373)

      LYPP Net loss for the period ended
         June 30, 2004                                                                                    (3,528)           (3,528)
                                                      ------------      -----------    ----------    ------------     -------------
      BALANCE, JUNE 30, 2004                             5,679,000            5,679         6,341        (71,921)          (59,901)

      Shares issued in reverse merger with
         LYPP in September 2004                          5,758,091            5,758     2,220,842       (366,266)        1,860,334

      Activity related to LYPP reverse merger
      and  forward 2.2 to 1 stock split                  9,973,560            9,974        (9,974)                               0

      Sales of stock                                       855,000              855       579,145                          580,000

      Stock issued for services                          1,815,000            1,815       942,185                          944,000

      Stock issued for conversion of
          Convertible Notes Payable                        454,000              454       490,402                          490,856

      Net loss for the period from July 1, 2004
         through June 30, 2005                                                                        (4,126,024)       (4,126,024)
                                                      ------------      -----------    ----------    ------------     -------------

      BALANCE, JUNE 30, 2005                            24,534,651           24,535     4,228,941     (4,564,211)         (310,735)
                                                      ============      ===========    ==========    ============     =============

                          AMERICAN PALET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation ("Company"), has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. The Company's objective is to engage in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills. and to create a "Closed Loop Distribution System" by transforming a portion of the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

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

On September 22, 2004, we executed an agreement for the acquisition of American Pallet Leasing, Inc., an Iowa corporation ("APL-Iowa"), pursuant to which we acquired all of the outstanding common shares of APL-Iowa in exchange for a controlling block of our common shares (the "Reorganization").

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

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                      06/30/2005     06/30/2004
                                                      ----------     ----------

Construction in process                               $  179,616     $        0

Office furniture & equipment                              49,235          2,210
Vehicles                                                  10,350         10,350
                                                      ----------     ----------
                                                         239,201         12,560
       Less:  Accumulated depreciation                    (4,037)        (3,304)
                                                      ----------     ----------
         Total Property, Plant & Equipment            $  235,164     $    9,256
                                                      ==========     ==========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2005 and June 30, 2004 consisted as follows :

                                                      06/30/2005     06/30/2004
                                                      ----------     ----------
Convertible Notes Payable                             $   20,000     $  395,500
Northwest Iowa Planning and Development Commission        92,937             --
Brittany Capital Management Limited                      250,000             --
Stockholder Loan                                          95,000             --
                                                      ----------     ----------
                                                      $  457,937     $  395,500
                                                      ==========     ==========

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

On April 28, 2005, the company entered into a note agreement Brittany Capital Management Limited (see Note 6) with whereby Brittany loaned the Company $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended to December 31, 2005.

On June 2, 2005, the company closed a $95,000 loan with a stockholder originally due on August 1, 2005 and subsequently extended until November 1, 2005. The note is secured by a second mortgage on the company's property in Rock Valley, Iowa, 200,000 shares of its common stock, and personal guarantees from two officers of the company.

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at 8.0% rate of interest and newly issued shares of common stock. The lender, at his sole discretion, has the option to convert the note at its due date into newly issued restricted common shares of the Company. The maximum borrowing under these convertible notes totaled $ 474,000 and all but $20,000 of the notes have been converted.

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc.("G&G"), a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005 (see note 7). However, as described in Note 7, the assets of ("G&G") are encumbered. The Company has made payments of $ 960,000 in cash, lumber, and unprocessed logs to the seller; additionally, the seller has agreed to reduce the purchase price by a portion of the extraordinary repairs that the Company has incurred on ("G&G"). The sawmill assets were purchased on August 13, 2004 and were placed in service by the Company on September 7, 2004. These assets remain encumbered by the previous owner's lender for an outstanding loan balance in the amount of approximately $1,500,000 as of June 30, 2005. A portion of the purchase note payment was to be made directly to the previous owner's lender in exchange for a release of all liens or encumbrances on the sawmill assets. On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") will accelerate a planned overhaul of the same unit, originally scheduled for later this year. The Company has been in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill. (See
Note 6 - Commitments and Contingencies). Pursuant to the abandonment, the company has accounted for the assets, liabilities, and income statement effects as discontinued operations.

NOTE 4 - INCOME TAXES

Income tax benefit consists of the following:

                                                  07/01/2004-       06/17/2003-
                                                  06/30/2005        06/30/2004
                                                 ------------      ------------
From Continuing Operations:
         Deferred                                $    939,879      $    225,733
         Valuation allowance                       (1,551,063)                0
                                                 ------------      ------------
         Federal                                 $   (611,184)     $    225,733
                                                 ============      ============
From Discontinued Operations:
         Deferred                                $    385,458      $          0
                                                 ============      ============

The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
         Organizational costs                    $    225,733      $    225,733
         Net operating loss carryforward            1,325,337                 0
                                                 ------------      ------------
                                                 $  1,551,070      $    225,733
Less:  Valuation allowance                         (1,551,070)                0
                                                 ------------      ------------
         Federal                                 $          0      $    225,733
                                                 ============      ============

NOTE 5 - COMMON STOCK ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received, or the fair value of the stock issued at the time of the exchange.

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 7) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 2,251,000 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares was recorded as compensation expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On June 9, 2005, the Company reported a temporary shutdown of its sawmill operations in order to conserve cash, convert production from pine to hardwood, and continue negotiating with institutional investors for a larger fund of financing. Management had arranged for approximately $100,000 in operating capital in order to resume operations within two weeks. As of July 15, 2005, the sawmill remained shut down.

Pursuant to a Contract of Deed (the "Agreement") between the Company and former owners of G&G Cherokee (the "Seller"), the total purchase price for G&G was approximately $3,300,000 to be paid over a period of time with the balance due in February 2005. Approximately $960,000 has been paid as of June 30, 2005. Since the Company was unable to secure financing to complete the transaction it his in default pursuant to the Agreement. As the remedy for default contained in the Agreement, the Seller has taken possession of the premises and all assets. Although the Company has been working to secure financing it was recently sued by the Sellers of G&G, alleging, among other things, breach of contract and seeking, among other things, damages to be determined at trial. Although the Company believes that the basis of this suit is without merit, there is no assurance that it will not ultimately incur costs related to a permanent shutdown of G&G. The Company is also weighing causes of action and counterclaims it believes it may have against the Seller. The Company has reclassified the sawmill operations and assets as discontinued operations.

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $4,126,024 for fiscal year ended June 30, 2005 and has incurred losses of $438,187 for the past year. As June 30, 2005, current liabilities exceed current assets by $563,600. These factors, and the others discussed above, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the company cannot continue in existence.

On April 28, 2005, the Company entered into a Private Equity Credit Agreement with Brittany Capital Management Limited ("Brittany"). Pursuant to the Private Equity Credit Agreement, the Company may, at its discretion, periodically sell to Brittany Capital Management Limited shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Private Equity Credit Agreement, Brittany Capital Management Limited will pay the Company 93 % of the three lowest closing bid prices during the valuation period of the Company's common stock on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 10 trading days immediately following the notice date. Brittany's obligation to purchase shares of the Company's common stock under the Private Equity Credit Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Private Equity Credit Agreement and, among other things, is limited to purchases that will not result in Brittany's owning more than 4.99% of the Company's outstanding common stock.

Brittany Capital Management Limited also entered into a note agreement whereby Brittany will loan the Company up to $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended until December 31, 2005. Under the terms of the note, at least 50% of the sales of common stock under the Private

Equity Credit  Agreement with Brittany must be used to retire the note while the note is outstanding. The terms of the Private Equity Credit Agreement also prevent us from entering into a similar financing arrangement with any third-party for the term of the Private Equity Credit Agreement, which is three years. We are also obliged to sell to Brittany at least $1 million of our common stock under the Private Equity Credit Agreement. The note is convertible at the holder's option for all or a portion of the principal amount of the note plus accrued interest into shares of Common Stock at a conversion price for each share of Common Stock equal to the Current Market Price multiplied by eighty percent (85%). "Current Market Price" means the average of the three (3) lowest closing bid prices for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the ten (10) trading days ending on the trading day immediately before the relevant conversion date. The note accrues interest at a rate of 8% per year. In addition, the Company granted Brittany a warrant to acquire 115,385 shares of Common Stock. The Company also granted certain registration rights to Brittany in connection with the shares into which the note may be converted as well as in respect of shares that may be issued in respect of the warrants.

On September 22, 2004 the Company executed an employment contract with the Chief Financial Officer (CFO) which was amended on June 29, 2005. The contract includes a five-year employment term with compensation as follows:

         September 24, 2005 until September 30, 2007         $150,000
         October 1, 2007 until September 30, 2008            $165,000
         October 1, 2008 until September 30, 2009            $215,000



The contract also provides for performance bonus compensation in the form of cash and stock to be based on very specific performance criteria contained in the contract. At the execution of this agreement, the CFO received 90,909 shares of unregistered common stock (see note 5). The amendment to the agreement states that the employee will be issued 500,000 additional restricted shares of the Company's common stock. This contract can be terminated at the discretion of the Board of Directors if it is considered in the best interest of the Company to do so. If the contract is terminated by the Company, a severance payment equal to one and a half times the current annual salary is provided for in the contract.

NOTE 7 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005,  Timothy  Bumgarner,  our President and Chief Executive  Officer,
executed a Stock Pledge Agreement ("Pledge Agreement") and Limited Recourse Guarantee (the "Guarantee"). Pursuant to the Pledge Agreement, Mr. Bumgarner pledged 600,000 shares of his common stock against any and all amounts owing under the Secured Convertible Promissory Note issued to the Selling Securityholder. In addition, on July 19, 2005, Mr. Bumgarner agreed to pledge additional shares as collateral, if necessary, to secure the loan in consideration for Brittany's agreement to withdraw its request for registration rights.

Mr. Crigler, a director of the Company, is the principal owner of Cala Group, Inc. an entity which owns 1,500,000 shares of our common stock. Mr. Crigler also received approximately

$24,500 in fees for providing certain consulting services in connection with the design of the steel and concrete components of our Rock Valley, Iowa facility.

Mr. Vinson, a director of the Company, is a shareholder of Cala Group, Inc., an entity which owns 1,500,000 shares of our Common Stock.