Form 10KSB/A
period 2005-06-30
American Pallet Leasing, Inc.
filed 2005-11-15
CIK 1106641

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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



         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                    YES  X  NO __
                                        ---

         AS OF NOVEMBER 14, 2005, THE COMPANY HAD 24,534,651 SHARES OF ITS $.001 PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES__ NO  X
                                                                             ---

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT):
YES__ NO  X
         ---

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS .........................................................    3
ITEM 2.       DESCRIPTION OF PROPERTY .........................................................    6
ITEM 3.       LEGAL PROCEEDINGS ...............................................................    6
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................    6

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ........    7
                ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......................    8
ITEM 7.       FINANCIAL STATEMENTS ............................................................   14
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE ....................................................................   15
ITEM 8A.      CONTROLS AND PROCEDURES .........................................................   15

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .............................   16
ITEM 10.      EXECUTIVE COMPENSATION ..........................................................   18
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS ...................................................   18
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................................   19

                                     PART IV

ITEM 13.      EXHIBITS ........................................................................   20
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................................   xx
SIGNATURES ....................................................................................   21


EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed by us on October 17, 2005, and is being filed to reflect the restatement of our Financial Statements. The restatement reflects adjustments to include the impairment of assets and reserve for loss contingencies as required by generally accepted accounting principles. The restatement also contains a revised auditor's opinion that expresses an opinion of our financial statements. To that end, changes have been made to the disclosure in Item 7 of Part II to reflect the matters discussed above. In addition, the 10-KSB/A also adds supplemental disclosure with respect to an acquisition being negotiated by us in Nebraska for a new wood products facility.

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

          On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") accelerated a planned overhaul of the same unit, originally scheduled for later in the calendar year. The Company was in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill and to write down the value of this asset effective as of June 30, 2005. (SEE ITEM 3 - LEGAL PROCEEDINGS).

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

         As of June 30, 2005, we had a working capital deficit of $ 5,097,435. Over the next 12 months, in addition to the Rock Valley, Iowa facility described above, we expect to close on a contract to purchase a saw mill and pallet manufacturing facility in Nebraska. We believe that we will need at least an additional $5,000,000 of working capital to fund our capital requirements and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations. We plan to obtain the additional working capital through the private placement sale of our equity securities and state, county and local economic loans and grants. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

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


CERTAIN STATEMENTS CONTAINED IN THIS REPORT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS AS DEFINED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR CREATED THEREBY. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS:
EXPECTED REVENUE AND EARNINGS GROWTH; ESTIMATES REGARDING THE SIZE OF OUR TARGET MARKETS; SUCCESSFUL PENETRATION OF THE PALLET MARKETS; EXPANSION OF PRODUCT SALES TO PALLET CONSUMERS; GROWTH EXPECTATIONS FOR NEW AND EXISTING ACCOUNTS; EXPANSION OF PRODUCTION CAPABILITY; NEW PRODUCT INTRODUCTIONS; AND OUR BUSINESS MODEL. WE CAUTION THAT THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS HEREIN. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SUBJECTS DISCUSSED BELOW UNDER THE SUBCAPTION "RISK FACTORS".

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

      The Company is negotiating a joint-venture contract with a pallet manufacturing facility in Independence , Iowa It is anticipated that this manufacturing facility can produce up to 20,000 pallets per month which will be directed toward sales of the Company. The Company is currently negotiating contracts for such profitable pallet sales. Other similar small facilities are available for acquisition and will allow the Company to expand in a profitable manner.

      The Company is continuing to negotiate on the purchase of a saw mill and pallet manufacturing facility in Nebraska. Although the acquisition cost has not yet been determined, we believe that we will need at least an additional $5,000,000 of working capital to fund the Nebraska acquisition and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations.

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

         LIQUIDITY AND CAPITAL RESOURCES. Our current working capital will not be enough to sustain our operations, and if we cannot obtain additional financing, we will not be able to continue to fund our expansion plans. As of June 30, 2005, we had total current assets of $ 26,261 and a working capital deficit of $ 5,097,435. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of
$5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. Management has made plans to implement certain acquisitions and joint venture agreements that look forward to the complementing of the Company's business plan. Part of these plans include the acquiring of a sawmill and pallet manufacturing business in North Bend, Nebraska. The company has issued a Letter of Intent to purchase the facility and has received a term sheet from an investment group indicating the availability of financing of the project. Additionally, the Company is negotiating with an investment group to finance the completion of their Rock Valley, Iowa facility. We have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission and the note agreement with Brittany Capital Management Limited. whereby Brittany loaned the Company $250,000. However, other than the above, there are no commitments or agreements on the part of anyone to provide financing or purchase our securities. As a result of these financial conditions, the report of our independent certified public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

         WE ARE A DEVELOPMENT STAGE COMPANY. We are a development stage company and we have no significant operating history. As a new company, our prospects are subject to all risks, expenses, and uncertainties frequently encountered by new and rapidly evolving companies. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problem, and difficulties typically encountered in the establishment of a new business and the development of new services and processes. We expect that unanticipated expenses, problems, and technical difficulties may occur, which may result in material delays both in the development of our pallet manufacturing business and in offering our closed loop distribution system to the pallet market. We expect to continue to incur operating losses until such time as we can derive meaningful revenues from our pallet manufacturing and management operations.

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


ITEM 7.  FINANCIAL STATEMENTS                                                                                  PAGE(S)

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004..................................................F-3
Consolidated Statements of Operations for the years
               ended June 30, 2005 and June 30, 2004 and for the period  from inception (April 21, 1997) through June 30, 2005.................................................F-4
Consolidated Statements of Cash Flows for the years ended
               June 30, 2005 and June 30, 2004 and for the period from inception
               (April 21,1997) through June 30, 2005............................................................F-5
Consolidated Statements of Shareholders Equity for the years ended
               June 30, 2005 and 2004 and for the period from  inception
               (April 21,1997) through June 30, 2005............................................................F-6
Notes to Consolidated Financial Statements......................................................................F-7

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

DOUGLAS H. PETERSON, CPA. Mr. Peterson has been a Director since October 13, 2005 and has been the owner of his own accounting firm since 1992. His company serves numerous clients in manufacturing, construction, insurance and retail industries. Prior to that Mr. Peterson was a lecturer/advisor at North Dakota State University, teaching accounting, tax and information systems courses from 1979 to 1992. During that time he also was controller for both, the Federal Machine Company in West Fargo, ND and Sportland, Inc. of Moorhead, Mn. Mr. Peterson holds degrees from North Dakota State University and Concordia College and is a member of the North Dakota Society of CPAs

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 30, 2005, our authorized capitalization consisted of 100,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, $.001 par value. As of June 30, 2005, there were 24,534,651 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote and no shares of preferred stock have been issued. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of June 30, 2005, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

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

(1) Unless otherwise indicated, the address of each person listed below is c/oAmerican Pallet Leasing, Inc., at 950 NORTH MILWAUKEE AVE, NUMBER 328 GLENVIEW, ILLINOIS 60025.

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


                                     American Pallet Leasing, Inc.
                                     (Registrant)


Dated:  November 14, 2005            By:  /s/ James Crigler
                                          --------------------------------------
                                          James Crigler,
                                          President and Chief Executive Officer


                                     By:  /s/ Byron Hudson
                                          --------------------------------------
                                          Byron Hudson,
                                          Chief Financial Officer

                          AMERICAN PALLET LEASING, INC.

Consolidated Balance Sheets at June 30, 2005 and June 30, 2004 .............................   F-1
Consolidated Statements of Operations for the years
               ended June 30, 2005 and June 30, 2004 and for the period  from
               inception (April 21, 1997) through June 30, 2005 ............................   F-2
Consolidated Statements of Cash Flows for the years ended
               June 30, 2005 and June 30, 2004 and for the period from inception
               (April 21,1997) through June 30, 2005 .......................................   F-4
Consolidated Statements of Shareholders Equity for the years ended
               June 30, 2005 and 2004 and for the period from  inception
               (April 21,1997) through June 30, 2005 .......................................   F-5
Notes to Consolidated Financial Statements .................................................   F-6

                [LANGLEY, WILLIAMS & COMPANY, L.L.C. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
American Pallet Leasing, Inc.
(A Development Stage Company)
Glenview, Illinois

We have audited the accompanying balance sheets of American Pallet Leasing, Inc. (A Development Stage Company), as of June 30, 2005 and June 30, 2004 and the related statement of loss, stockholders' deficit and cash flows for the twelve months ended June 30, 2005 and from the date of inception (April 21, 1997) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Pallet Leasing, Inc. as of June 30, 2005 and June 30, 2004 and the results of operations, changes in stockholders' deficit and cash flows for the twelve months ended June 30, 2005 and from the date of inception (April 21, 1997) through June 30, 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements had been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and deficit in stockholders' equity, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our report dated October 13, 2005, we issued a disclaimer of opinion on the financial statements due to the Company not maintaining certain customary accounting records and supporting documents relating to transaction, nor is the system of internal control adequate to provide safeguards of assets and assure proper recording of transactions. Since October 13, 2005, we were able to extend our procedures sufficiently to determine the extent to which the financial statements may have been affected by these conditions. As explained in Note 9, the company has restated its 2005 financial statements to include the impairment of assets and reserve for loss contingencies as required by generally accepted accounting principles. Accordingly, our present opinion on the 2005 financial statements, as presented herein, differs from that previously issued.

/s/ Langley, Williams & Company, L.L.C.

Lake Charles, Louisiana
November 11, 2005

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      As of

                                                                                                  June 30,                 June 30,
                                                                                                    2005                     2004
                                                                                                 -----------            -----------
Current Assets:
       Cash and cash equivalents                                                                 $    26,261            $    25,304
       Accounts Receivable                                                                                --
       Inventories                                                                                        --
       Marketable Securities

       Prepaid Expenses                                                                                   --                     --
                                                                                                 -----------            -----------
                   Total current assets                                                               26,261                 25,304
                                                                                                 -----------            -----------

Property, Plant & Equipment (net)                                                                    235,164                  9,256

Deferred Tax Assets                                                                                       --                225,733

Other Assets                                                                                          17,693                102,250

                                                                                                 -----------            -----------
                   Total Assets                                                                  $   279,118            $   362,543
                                                                                                 ===========            ===========


Current Liabilities:
       Notes payable                                                                             $   457,938            $   395,500
       Liabilities related to discounted operations                                                2,240,879                     --
       Accounts payable and accrued liabilities                                                      375,269                 76,809
       Reserve for contingencies                                                                   2,049,610                     --
                                                                                                 -----------            -----------
                   Total current liabilities                                                       5,123,696                472,309
                                                                                                 -----------            -----------

Commitments and Contingencies

Stockholders' Deficit:
       Common stock; $.001 par value; 100,000,000 authorized;
               24,534,651 issued and outstanding                                                      24,535                  9,732
       Preferred stock; $.001 par value; 10,000,000 authorized;
       No shares issued or outstanding
       Additional paid-in capital                                                                  4,321,684                390,268
       Accumulated deficit                                                                        (9,190,797)              (509,766)

                                                                                                 -----------            -----------
       Total Stockholders' Deficit                                                                (4,844,578)              (109,766)
                                                                                                 -----------            -----------

                                                                                                 -----------            -----------
Total Liabilities and Stockholders' Deficit                                                      $   279,118            $   362,543
                                                                                                 ===========            ===========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative                              From
                                                                                   During           July 1, 2004      Inception
                                                                                 Development          Through           Through
                                                                                    Stage           June 30, 2005     June 30, 2004
                                                                                ------------        -------------     --------------

SALES                                                                                     0                   0                   0
COST OF SALES                                                                             0                   0                   0

                                                                                -----------         -----------         -----------
GROSS PROFIT                                                                              0                   0                   0
                                                                                -----------         -----------         -----------

GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                                                  $    45,286         $    45,286         $        --
Consultants                                                                       2,574,068           2,238,596             335,472
Organization costs                                                                  253,683              57,039             196,644
Office expense                                                                      717,584             688,832              28,752

                                                                                -----------         -----------         -----------
      Total general and administrative expenses                                   3,590,621           3,029,753             560,868
                                                                                -----------         -----------         -----------

OTHER INCOME (EXPENSES):
      Gain on sale of securities                                                     23,198              23,198                  --
      Loss on abandonment of investment                                            (120,000)                 --            (120,000)
      Reserve for contingencies                                                  (2,049,610)         (2,049,610)                 --
      Other Income                                                                       --                  --                  --
      Interest income                                                                   716                 716                  --
      Interest expense                                                              (99,107)            (44,476)            (54,631)

                                                                                -----------         -----------         -----------
                Total other income (expense)                                     (2,244,803)         (2,070,172)           (174,631)
                                                                                -----------         -----------         -----------

Loss from continuing operations before income taxes                             $(5,835,424)        $(5,099,925)        $  (735,499)
      Income tax benefit (expenses)                                              (1,140,827)         (1,366,560)            225,733
                                                                                -----------         -----------         -----------
Loss from continuing operations                                                 $(6,976,251)        $(6,466,485)        $  (509,766)
                                                                                -----------         -----------         -----------

DISCONTINUED OPERATIONS:
Loss from discontinued sawmill operations                                       $  (170,574)        $  (170,574)        $        --
Loss from asset impairment (net of taxes)                                        (2,101,967)         (2,101,967)                 --
                                                                                -----------         -----------         -----------
Net loss from discontinued operations before income taxes                        (3,355,373)         (2,272,541)                 --
      Income tax benefit                                                          1,140,827              57,995                  --
                                                                                -----------         -----------         -----------
Net loss from discontinued operations                                            (2,214,546)         (2,214,546)                 --
                                                                                -----------         -----------         -----------
NET LOSS                                                                        $(9,190,797)        $(8,681,031)        $  (509,766)
                                                                                ===========         ===========         ===========

BASIC LOSS PER COMMON SHARE:
          Weighted average number of shares                                                          18,696,823              80,545

          Net loss per share from continuing operations                                                                 $        --
          Net loss per share from discontinued operations                                           $    (0.118)
                                                                                                    -----------         -----------
          Net loss per share                                                                        $    (0.464)        $   (0.0264)
                                                                                                    ===========         ===========


FULLY DILUTIVE LOSS PER COMMON SHARE:
          Weighted average number of shares                                                          18,716,823          19,347,978

          Net loss per share from continuing operations                                                                 $        --
          Net loss per share from discontinued operations                                           $    (0.118)
                                                                                                    -----------         -----------
          Net loss per share                                                                        $    (0.464)        $   (0.0226)
                                                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                     AMERICAN PALLET LEASING, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                        Statements of Cash Flows
                       For the Periods Indicated

                                                                                Cumulative         Year-to-date          From
                                                                                 During            July 1, 2004        Inception
                                                                                Development           Through            Through
                                                                                  Stage           June 30, 2005      June 30, 2004
                                                                                -------------     ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(9,119,219)        $(8,681,031)        $  (509,766)
     Adjustments to reconcile net loss to cash used
         in operations:
         Deferred tax benefit                                                    (1,948,147)         (1,722,414)           (225,733)
         Provision for valuation allowance                                        3,088,974           3,088,974                  --
         Provision for loss contingencies                                         2,049,610           2,049,610                  --
         Gain on sale of securities                                                 (23,198)            (23,198)                 --
         Depreciation                                                                 4,037               2,944               1,093
         Loss on abandonment of investment
             deposit and license agreement                                          120,000                  --             120,000
         Loss from discontinued operations                                        2,214,546           2,214,546                  --
         Expenses incurred in exchange for stock                                  1,164,649           1,105,249              59,400
         Increase in accounts payable and accrued liabilities                       375,270             370,038              76,810
                                                                                -----------         -----------         -----------

     NET CASH USED IN OPERATING ACTIVITIES                                      $(2,073,478)        $(1,595,282)        $  (478,196)

Cash Flows From Investing Activities:
     Payment of deposit on investment acquisitions                                 (189,950)            (17,700)           (172,250)
     Purchase of marketable securities                                              (50,476)            (50,476)                 --
     Proceeds from slae of marketable securities                                     73,674              73,674                  --
     Payment for discountinued operations                                          (550,000)           (500,000)            (50,000)
     Payment on construction in Rock Valley                                        (179,616)           (179,616)                 --
     Purchase of equipment and vehicles                                             (59,586)            (49,236)            (10,350)
                                                                                -----------         -----------         -----------

     NET CASH USED IN INVESTING ACTIVITIES                                      $  (955,954)        $  (723,354)        $  (232,600)

Cash Flows From Financing Activities:
     Proceeds from notes payable                                                    840,500             445,000             395,500
     Payments on notes payable                                                       (7,063)             (7,063)                 --
     Payments on notes payable of discontinued operations                          (470,844)           (470,844)                 --
     Proceeds received from shareholder advances                                     35,905              35,905                  --
     Repayments of shareholder advances                                             (35,905)            (35,905)                 --
     Proceeds from sale of common stock                                           2,693,100           2,352,500             340,600
                                                                                -----------         -----------         -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                  $ 3,055,693         $ 2,319,593         $   736,100

     NET INCREASE (DECREASE) IN CASH                                            $    26,261         $       957         $    25,304
                                                                                -----------         -----------         -----------
     Beginning Balance in Cash                                                  $        --         $    25,304         $        --
                                                                                -----------         -----------         -----------
                                                                                $    26,261         $    26,261         $    25,304
                                                                                ===========         ===========         ===========

                                                                                Cumulative          Year-to-date          From
                                                                                   Until            July 1, 2004       Inception
                                                                               Sep 30, 2004            Through          Through
                                                                              (from last 10Q)       June 30, 2005     June 30, 2004
                                                                            --------------------    -------------   --------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest and income taxes:
         Interest                                                               $    73,987         $    34,000         $    39,987

         Income taxes                                                           $        --         $        --         $        --

     Noncash transactions:
         Portion of sawmill asset purchase financed
             by seller                                                          $ 2,697,750         $ 2,697,750         $        --

         Issuance of stock for services                                         $ 1,115,249         $ 1,105,249         $    10,000

         Issuance of stock for debt                                             $   503,400         $   454,000         $    49,400


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)

                       Statement of Stockholders' Deficit
                            For the Periods Indicated

                                                                                                        Deficit
                                                   $.001 Par Value                                    Accumulated
                                                     Common Stock       Common         Additional      During the
                                                        Number           Stock          Paid-In       Development
                                                      of Shares        Par Value        Capital          Stage            Total
                                                   ------------     ------------     ------------     ------------     ------------
Shares issued to officers and directors
   for consulting services in April 2001           $  1,470,404     $      1,470     $      2,530     $                $      4,000

Shares issued to co-founder
   for consulting services in April 2001                529,596              530              910                             1,440

Shares issued for the net assets of
   Clusone Acquisition Corp Dec. 2001                   500,000              500             (500)                                0

Net loss for the period ended
   December 31, 2001                                    (17,049)         (17,049)

Shares issued in merger with
   L1 Systems, Inc. in January 2002                   3,000,000            3,000                0                             3,000

Net loss for the period ended
   December 31, 2002                                    (28,882)         (28,882)

Shares issued for consulting
   services in March 2003                               179,000              179            3,401                             3,580

Net loss for the period ended
   December 31, 2003                                                                                       (22,462)         (22,462)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2003                         $  5,679,000     $      5,679     $      6,341     $    (68,393)    $    (56,373)

LYPP Net loss for the period ended
   June 30, 2004                                                                                            (3,185)          (3,185)
                                                   ------------     ------------     ------------     ------------     ------------
BALANCE, JUNE 30, 2004                             $  5,679,000     $      5,679     $      6,341     $    (71,578)    $    (59,558)

Shares issued in reverse merger with
   LYPP in September 2004                             5,758,091            5,758        2,153,185         (438,188)       1,720,755

Activity related to LYPP reverse merger
and  forward 2.2 to 1 stock split                     9,973,560            9,974           (9,974)                                0

Sales of stock                                        1,080,000            1,080          758,920                           760,000

Stock issued for services                             1,590,000            1,590          922,810                           924,400

Stock issued for conversion of
    Convertible Notes Payable                           454,000              454          490,402                           490,856

Net loss for the period from July 1, 2004
   through June 30, 2005                                                                                (8,681,031)      (8,681,031)
                                                   ------------     ------------     ------------     ------------     ------------

BALANCE, JUNE 30, 2005                             $ 24,534,651     $     24,535     $  4,321,684     $ (9,190,797)    $ (4,844,578)
                                                   ============     ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

AMERICAN PALLET LEASING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY


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

GOING CONCERN

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $8,681,031 for fiscal year ended June 30, 2005 and has incurred losses of $438,187 for the past year. As June 30, 2005, current liabilities exceed current assets by $5,097,435. These factors raise substantial doubt about the Company's ability to continue as a going concern. As management does not anticipate achieving sufficient cash flows from operations by June 30, 2006, plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. The Company's inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on their financial condition and their ability to continue operations.

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



NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                      06/30/2005      06/30/2004
                                                      ----------      ----------


Construction in process                               $ 179,616       $       0

Office furniture & equipment                             49,235           2,210
Vehicles                                                 10,350          10,350
                                                      ---------       ---------
                                                        239,201          12,560
    Less:  Accumulated depreciation                      (4,037)         (3,304)
                                                      ---------       ---------
      Total Property, Plant & Equipment               $ 235,164       $   9,256
                                                      =========       =========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes  payables as of June 30, 2005 and June 30, 2004 consisted of the following
:


                                                      06/30/2005      06/30/2004
                                                      ----------      ----------
Convertible Notes Payable                             $ 20,000         $395,500
Northwest Iowa Planning and Development Commission      92,937               --
Brittany Capital Management Limited                    250,000               --
Stockholder Loan .                                      95,000               --
                                                      --------         --------
                                                      $457,937         $395,500
                                                      ========         ========


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


NOTE 4 - LIABILITIES RELATED TO DISCONTINUED OPERATIONS

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc.("G&G"), a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005 (see note 7). However, as described in Note 7, the assets of ("G&G") are encumbered. On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") would accelerate a planned overhaul of the same unit, originally scheduled for later this year. The Company had been in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company had elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill. (See Note 7 - Commitments and Contingencies) Pursuant to the abandonment, the company has accounted for the assets, liabilities, and income statement effects as discontinued operations.


NOTE 5 - INCOME TAXES

Income tax benefit consists of the following:
                                                  07/01/2004-         Inception-
                                                   06/30/2005         06/30/2004
                                                 -----------         -----------
From Continuing Operations:
         Deferred benefit                        $ 1,733,974         $   225,733
         Valuation allowance                      (3,100,534)                  0
                                                 -----------         -----------
         Federal                                 $(1,366,600)        $   225,733
                                                 ===========         ===========
From Discontinued Operations:
         Deferred benefit                        $ 1,140,827         $         0
                                                 ===========         ===========


The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
         Organizational costs                      $   225,733       $   225,733
         Net operating loss carryforward             2,874,801                 0
                                                   -----------       -----------
                                                   $ 3,100,534       $   225,733
Less:  Valuation allowance                          (3,100,534)                0
                                                   -----------       -----------
         Federal                                   $         0       $   225,733
                                                   ===========       ===========

NOTE  6 - COMMON STOCK ISSUED FOR SERVICES

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received, or the fair value of the stock issued at the time of the exchange.

On September 22, 2004, the Company entered into an employment agreement with its chief financial officer (see note 7) and a consulting agreement with an information technology consultant. Under the terms of the agreements, the Company issued 2251000 unregistered shares of Company's common stock. The shares were valued at $40,568 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares was recorded as compensation expense.

NOTE 7 - COMMITMENTS AND CONTINGENCIES


On June 9, 2005, the Company reported a temporary shutdown of its sawmill operations in order to conserve cash, convert production from pine to hardwood, and continue negotiating with institutional investors for a larger fund of financing. Management had arranged for approximately $100,000 in operating capital in order to resume operations within two weeks. As of June 30, 2005, the sawmill remained shut down and on September 1, 2005, the Company decided to permanently abandon the sawmill.

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

Management has determined that there is no fair market value of the assets since there does not appear to be an available market nor are there any future cash flows. Consequently, the loss from discontinued operations includes a loss from the impairment of these assets in the amount of $3,184,799 net of taxes of $1,082,832. Additionally, management has included in the reserve for contingencies an estimated maximum amount of the losses in the amount of $1,549,610 due to the litigation described above.

In addition to the estimate for the litigation losses, management has estimated a maximum amount of exposed totaling $500,000 resulting from commitments made by the former president and chief executive officer for the Company in addition to those already accrued.

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



NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The company has restated its 2005 financial statements to include the impairment of assets and reserve for loss contingencies as required by generally accepted accounting principles. After the original issuance of the 2005 financial statements on October 13, 2005, the Company was able to provide additional accounting records and supporting documents relating to transaction. This additional information allowed the auditors to extend their procedures sufficiently to determine the extent to which the financial statements may have been affected by the inadequacy of our system of internal controls. These procedures resulted in increasing current liabilities by $4,533,835, increasing stockholders' deficit by $4,844,578 and increasing the cumulative net loss by $4,626,586.