Form 10QSB
period 2005-09-30
American Pallet Leasing, Inc.
filed 2005-11-21
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               YES  X      NO
                                   ---        ---

         INDICATE BY CHECK MARK WHETHER THE  REGISTRANT  IS A SHELL  COMPANY (AS
DEFINED IN RULE 12B-2 OF THE SECURITIES ACT OF 1934) YES     NO  X
                                                         ---    ---

         AS OF NOVEMBER 18, 2005, THE COMPANY HAD 24,534,651 SHARES OF ITS $.001 PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES   NO  X
                                                                       ---   ---

                         PART 1 - FINANCIAL INFORMATION

                                                                                                            Page(s)
                                                                                                            -------

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet at September 30, 2005............................................F-1

Unaudited  Condensed  Consolidated  Statements of Operations for the three month and nine month periods ended September 30, 2005 and for the period from inception (June 17, 2003) through September 30, 2005....................................................F-2

Unaudited  Condensed  Consolidated  Statements of Cash Flows for the three month and nine month periods ended September 30, 2005 and for the period from inception (June 17, 2003) through September 30, 2005....................................................F-4

Notes to Unaudited Condensed Consolidated Financial Statements..................................................F-6

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      As of

                                                                        Sept 30,            June 30,
                                                                          2005                2005
                                                                      -----------         -----------
Current Assets:
      Cash and cash equivalents                                       $    22,098         $    26,261
      Prepaid Expenses                                                         --                  --
                                                                      -----------         -----------
                   Total current assets                                    22,098              26,261
                                                                      -----------         -----------

Property, Plant & Equipment (net)                                         235,164             235,164

Deferred Tax Assets                                                            --                  --

Other Assets                                                               23,398              17,693
                                                                      -----------         -----------
                   Total Assets                                       $   280,660         $   279,118
                                                                      ===========         ===========


Current Liabilities:
      Notes payable                                                   $   512,712         $   457,938
      Liabilities related to discounted operations                      2,240,879           2,240,879
      Accounts payable and accrued liabilities                            448,558             375,269
      Reserve for contingencies                                         2,049,610           2,049,610
                                                                      -----------         -----------
                   Total current liabilities                            5,251,759           5,123,696
                                                                      -----------         -----------

Commitments and Contingencies

Stockholders' Deficit:
      Common stock; $.001 par value; 100,000,000 authorized;
         24,534,651 issued and outstanding                                 24,535              24,535
      Preferred stock; $.001 par value; 10,000,000 authorized;
      No shares issued or outstanding
      Additional paid-in capital                                        4,321,684           4,321,684
      Accumulated deficit                                              (9,317,318)         (9,190,797)

                                                                      -----------         -----------
      Total Stockholders' Deficit                                      (4,971,099)         (4,844,578)
                                                                      -----------         -----------

                                                                      -----------         -----------
Total Liabilities and Stockholders' Deficit                           $   280,660         $   279,118
                                                                      ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                              Cumulative
                                                                During         July 1, 2005    From Inception
                                                              Development        Through          Through
                                                                 Stage        Sept. 30, 2005   Sept. 30, 2004
                                                             --------------   --------------   --------------

SALES                                                                   0                0                0
COST OF SALES                                                           0                0                0
                                                              -----------      -----------      -----------
GROSS PROFIT                                                            0                0                0
                                                              -----------      -----------      -----------

GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                                $    45,286      $        --      $        --
Consultants                                                     2,596,092           22,025          535,582
Organization costs                                                253,683               --           65,316
Office expense                                                    812,865           95,281          263,676
                                                              -----------      -----------      -----------
      Total general and administrative expenses                 3,707,926          117,306          864,574
                                                              -----------      -----------      -----------

OTHER INCOME (EXPENSES):
      Gain on sale of securities                                   23,198               --               --
      Loss on abandonment of investment                          (120,000)              --               --
      Reserve for contingencies                                (2,049,610)              --               --
      Other Income                                                     --               --               --
      Interest income                                                 716               --              398
      Interest expense                                           (108,322)          (9,215)          (9,476)
                                                              -----------      -----------      -----------
                Total other income (expense)                   (2,254,018)          (9,215)          (9,078)
                                                              -----------      -----------      -----------

Loss from continuing operations before income taxes           $(5,961,944)     $  (126,521)     $  (873,652)
      Income tax benefit (expenses)                            (1,140,827)              --          278,801
                                                              -----------      -----------      -----------
Loss from continuing operations                               $(7,102,771)     $  (126,521)     $  (594,851)
                                                              -----------      -----------      -----------

DISCONTINUED OPERATIONS:
Loss from discontinued sawmill operations                     $  (170,574)     $        --      $    51,381
Loss from asset impairment (net of taxes)                      (3,184,799)              --               --
                                                              -----------      -----------      -----------
Net loss from discontinued operations before income taxes      (3,355,373)              --           51,381
      Income tax benefit                                        1,140,827               --               --
                                                              -----------      -----------      -----------
Net loss from discontinued operations                          (2,214,546)              --           51,381
                                                              -----------      -----------      -----------
NET LOSS                                                      $(9,317,317)     $  (126,521)     $  (543,470)
                                                              ===========      ===========      ===========

      BASIC LOSS PER COMMON SHARE:
Weighted average number of shares                                      --       24,534,651        9,960,263

Net loss per share from continuing operations                                       ($0.01)          ($0.06)
Net loss per share from discontinued operations                                      $0.00            $0.01
Net loss per share                                                                  ($0.01)          ($0.05)


      FULLY DILUTIVE LOSS PER COMMON SHARE:
Weighted average number of shares                                      --       24,554,651       10,175,717

Net loss per share from continuing operations                                       ($0.01)          ($0.06)
Net loss per share from discontinued operations                                      $0.00            $0.01
Net loss per share                                                                  ($0.01)          ($0.05)


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                            For the Periods Indicated

                                                                  Cumulative       Year-to-date
                                                                    During         July 1, 2005    From Inception
                                                                  Development        Through          Through
                                                                     Stage        Sept. 30, 2005   Sept. 30, 2004
                                                                 --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(9,317,318)     $  (126,521)     $(1,053,235)
     Adjustments to reconcile net loss to cash used
         in operations:
         Deferred tax benefit                                      (1,948,147)              --         (504,533)
         Provision for valuation allowance                          3,088,974               --               --
         Provision for loss contingencies                           2,049,610               --               --
         Gain on sale of securities                                   (23,198)              --               --
         Depreciation                                                   4,037               --           16,051
         Loss on abandonment of investment
             deposit and license agreement                            120,000               --          120,000
         Loss from discontinued operations                          2,214,546               --               --
         Expenses incurred in exchange for stock                    1,164,649               --          218,280
         (Increase) in accounts receivable and prepaid                                                 (123,380)
         (Increase) in inventories                                                                      (68,337)
         Increase in accounts payable and accrued liabilities         520,137           73,289          132,559
                                                                  -----------      -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES                        $(2,126,710)     $   (53,232)     $(1,262,595)

Cash Flows From Investing Activities:
     Payment of deposit on investment acquisitions                   (189,950)              --         (177,950)
     Purchase of marketable securities                                (50,476)              --               --
     Proceeds from sale of marketable securities                       73,674               --               --
     Payment for discountinued operations                            (550,000)              --         (550,000)
     Payment on construction in Rock Valley                          (179,616)              --               --
     Purchase of equipment and vehicles                               (59,586)              --          (78,754)
                                                                  -----------      -----------      -----------

     NET CASH USED IN INVESTING ACTIVITIES                        $  (955,954)     $        --      $  (806,704)

Cash Flows From Financing Activities:
     Proceeds from notes payable                                      900,500           60,000          486,500
     Payments on notes payable                                        (12,289)          (5,226)              --
     Payments on notes payable of discontinued operations            (470,844)              --               --
     Payment of travel advances                                        (5,705)          (5,705)              --
     Proceeds received from shareholder advances                       35,905               --           35,905
     Repayments of shareholder advances                               (35,905)              --               --
     Proceeds from sale of common stock                             2,693,100               --        1,933,100
                                                                  -----------      -----------      -----------
                                                                           --               --               --
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    $ 3,104,762      $    49,069      $ 2,455,505

     NET INCREASE (DECREASE) IN CASH                              $    22,098      $    (4,163)     $   386,206
                                                                           --               --               --
     Beginning Balance in Cash                                    $        --      $    26,261      $        --
                                                                  -----------      -----------      -----------
                                                                           --               --               --
                                                                  $    22,098      $    22,098      $   386,206
                                                                  ===========      ===========      ===========


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

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation ("Company"), has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. The Company's objective is to engage in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills and to create a "Closed Loop Distribution System" by transforming a portion of the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

GOING CONCERN

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $126,317 for the quarter ending September 30, 2005 and has incurred cumulative losses of $9,317,317 since its inception. As of September 30, 2005, current liabilities exceed current assets by $5,229,661. These factors raise substantial doubt about the Company's ability to continue as a going concern. As management does not anticipate achieving sufficient cash flows from operations by June 30, 2006, plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. The Company's inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on their financial condition and their ability to continue operations.

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

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                    09/30/2005
                                                    ----------

Construction in process                              $179,616

Office furniture & equipment                           49,235
Vehicles                                               10,350
                                                     --------
                                                      239,201
Less:  Accumulated depreciation                        (4,037)
                                                     --------
        Total Property, Plant & Equipment            $235,164
                                                     ========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes payables as of September 30, 2005 consist of the following :



09/30/2005
----------
Convertible Notes Payable                            $ 20,000
Northwest Iowa Planning and Development Commission     87,712
Brittany Capital Management Limited                   250,000
Stockholder Loans.                                    155,000
                                                     --------
                                                     $512,712
                                                     ========


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

On September 6, 2005, the company closed two loans with stockholders totaling $60,000 due on September 5, 2006 at an interest rate of 8% per annum plus 24,000 shares of company stock. These Notes are unsecured, but have priority over all other liabilities of American Pallet Leasing, Inc except for the first lien of the secured lender. The Lenders, at their sole discretion, have the option to convert these Notes into 60,000 or equivalent value, newly issued restricted common shares of APL on the Maturity Date of the Note.

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

NOTE 5 - INCOME TAXES

Income tax benefit consists of the following:

                                       07/01/2005-   Inception-
                                       09/30/2005    09/30/2004
                                       -----------   -----------
From Continuing Operations:
      Deferred benefit                  $ 43,017      $278,801
      Valuation allowance                (43,017)            0
                                        --------      --------
      Federal                           $     (0)     $278,801
                                        ========      ========


From Discontinued Operations:

      Deferred benefit                  $      0      $      0
                                        ========      ========

The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
      Organizational costs              $  225,733
      Net operating loss carryforward    2,942,155
                                        ----------
                                        $ 3,167,888
Less:  Valuation allowance               (3,167,888)
                                        ----------
      Federal                           $        0
                                        ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING IS A DISCUSSION OF THE RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION AS OF AND FOR THE QUARTERR ENDED SEPTEMBER 30, 2005. THE FOLLOWING DISCUSSION MAY BE UNDERSTOOD MORE FULLY BY REFERENCE TO THE FINANCIAL STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 8-K/A FILED ON OCTOBER 21, 2004.

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

PLAN OF OPERATION

We commenced revenue production in September 2004 with the acquisition of the saw mill in Blacksburg, South Carolina. For the first full quarter of saw mill operations (ended December 31, 2004) the saw mill operated at almost a break-even level generating $250,200 in gross profit and $250,249 of plant expenses. For the period ending March 31, 2005, the saw mill incurred a loss of $97,633 due to numerous temporary plant shut-downs caused by equipment failures and additional repair and maintenance expenses necessary to correct the problems causing the shut downs. During April and May of 2005, the plant experienced additional periods requiring operational shut-downs and on June 9, 2005, the Company reported that a shutdown of its saw mill facility in Blacksburg, South Carolina, will accelerate a planned overhaul of the same unit, originally scheduled for later this year and convert production from pine to more profitable hardwood. As of the filing of this registration statement, we have not resumed operations at this facility, and after extensive evaluation of the potential profitability of the facility, coupled with the operating losses that we have incurred to date, we have decided to abandon the facility and concentrate on pallet production in other locations.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts on our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The  Notes  to the  financial  statements  included  in this  filing  contain  a
discussion  of  our  significant   accounting  policies  and  recent  accounting
pronouncements applicable to us.

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

         LIQUIDITY AND CAPITAL RESOURCES . Our current working capital will not be enough to sustain our operations, and if we cannot obtain additional financing, we will not be able to continue to fund our expansion plans. As of September 30, 2005, we had total current assets of $ 22,098 and a working capital deficit of $ 5,229,661. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. Management has made plans to implement certain acquisitions and joint venture agreements that look forward to the complementing of the Company's business plan. Part of these plans include the acquiring of a sawmill and pallet manufacturing business in North Bend, Nebraska. The company has issued a Letter of Intent to purchase the facility and has received a term sheet from an investment group indicating the availability of financing of the project. Additionally, the Company is negotiating with an investment group to finance the completion of their Rock Valley, Iowa facility. We have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission and the note agreement with Brittany Capital Management Limited. whereby Brittany loaned the Company $250,000. However, other than the above, there are no commitments or agreements on the part of anyone to provide financing or purchase our securities. As a result of these financial conditions, the report of our independent certified public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD ALLOW COMPETITORS TO DUPLICATE OUR STEEL PALLETS AND REDUCE ANY COMPETITIVE ADVANTAGE WE MIGHT HAVE AS A RESULT OF OUR PATENTS. We hold two patents for our galvanized steel. There can be no assurance, however, that our patents will meaningfully protect our operations from competitors

ITEM 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period.

Item 5. Other Information.

None.

Item 6.  Exhibits

         A. Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2  Certification  of Principal  Financial and Accounting  Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     American Pallet Leasing, Inc.
                                     (Registrant)

Dated: November 21, 2005             By:   /s/ James Crigler
                                           -------------------------------------
                                           James Crigler,
                                           President and Chief Executive Officer

                                     By:   /s/ Byron Hudson
                                           -------------------------------------
                                           Byron Hudson,
                                           Chief Financial Officer