Form 10QSB
period 2005-12-31
American Pallet Leasing, Inc.
filed 2006-02-21
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

                                YES _X_     NO___

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934)

                                YES ___     NO _X_

     AS OF FEBRUARY 21, 2006, THE COMPANY HAD 24,784,651 SHARES OF ITS $.001 PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES__ NO X

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE(S)
ITEM 1.  FINANCIAL STATEMENTS


Unaudited Condensed Consolidated Balance Sheets at December 31, 2005
   and June 30, 2004.........................................................F-1

Unaudited Condensed Consolidated Statements of Operations for the three month and six month periods ended December 31, 2005 and for the period from inception (June 17, 2003) through December 31, 2005 and
   December 31, 2004.........................................................F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the three month and six month periods ended December 31, 2005 and for the period from inception (June 17, 2003) through December 31, 2005 and
   December 31, 2004.........................................................F-4

Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                            PART II OTHER INFORMATION

Exhibits .....................................................................30
Signatures ...................................................................31

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               As of
                                                        Dec 31,       June 30,
                                                         2005           2005
                                                     -----------    -----------
Current Assets:
     Cash and cash equivalents                       $     2,160    $    26,261
     Prepaid Expenses                                         --             --
                                                     -----------    -----------
          Total current assets                             2,160         26,261
                                                     -----------    -----------

Property, Plant & Equipment (net)                        235,164        235,164

Deferred Tax Assets                                           --             --

Other Assets                                              25,797         17,693

                                                     -----------    -----------
          Total Assets                               $   263,121    $   279,118
                                                     ===========    ===========


Current Liabilities:
  Notes payable                                      $   512,028    $   457,938
  Liabilities related to discounted operations         2,240,879      2,240,879
  Accounts payable and accrued liabilities               448,558        375,269
  Reserve for contingencies                            2,049,610      2,049,610
                                                     -----------    -----------
          Total current liabilities                    5,251,075      5,123,696
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock; $.001 par value; 100,000,000
    authorized; 24,784,651 issued and
    outstanding Dec. 31, 2005 24,534,651
    issued and outstanding June 30, 2005                  24,785         24,535
  Preferred stock; $.001 par value;
    10,000,000 authorized;
  No shares issued or outstanding
  Additional paid-in capital                           4,321,434      4,321,684
  Accumulated deficit                                 (9,334,173)    (9,190,797)

                                                     -----------    -----------
  Total Stockholders' Deficit                         (4,987,954)    (4,844,578)
                                                     -----------    -----------

                                                     -----------    -----------
Total Liabilities and Stockholders' Deficit          $   263,121    $   279,118
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                      Cumulative       Year-to-date    Interim Period      From
                                                                        During         July 1, 2005     Oct. 1, 2005     Inception
                                                                      Development        Through          Through         Through
                                                                         Stage        Dec. 31, 2005    Dec. 31, 2005   Dec. 31, 2004
                                                                      -----------     -------------    -------------   -------------
SALES                                                                           0                 0                               0
COST OF SALES                                                                   0                 0                               0
                                                                      -----------      ------------                     -----------
GROSS PROFIT                                                                    0                 0                               0
                                                                      -----------      ------------                     -----------

GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                                        $    45,286      $         --      $              $        --
Consultants                                                             2,603,607            29,540           7,515       1,056,817
Organization costs                                                        253,683                --                         190,686
Office expense                                                            816,814            99,230           3,949         553,229
                                                                      -----------      ------------      ----------     -----------
  Total general and administrative expenses                             3,719,390           128,770          11,464       1,800,732
                                                                      -----------      ------------      ----------     -----------

OTHER INCOME (EXPENSES):
  Gain on sale of securities                                               23,198                --                              --
  Loss on abandonment of investment                                      (120,000)               --                          10,514
  Reserve for contingencies                                            (2,049,610)               --                        (120,000)
  Other Income                                                                 --                --                              --
  Interest income                                                             716                --                           1,034
  Interest expense                                                       (117,397)          (18,290)         (9,075)        (56,248)
                                                                      -----------      ------------      ----------     -----------
          Total other income (expense)                                 (2,263,093)          (18,290)         (9,075)       (164,700)
                                                                      -----------      ------------      ----------     -----------
Loss from continuing operations before income taxes                   $(5,982,482)     $   (147,059)     $  (20,538)    $(1,965,432)
  Income tax benefit (expenses)                                        (1,140,827)               --              --         625,704
                                                                      -----------      ------------      ----------     -----------
Loss from continuing operations                                       $(7,123,309)     $   (147,059)     $  (20,538)    $(1,339,728)
                                                                      -----------      ------------      ----------     -----------

DISCONTINUED OPERATIONS:
Loss from discontinued sawmill operations                             $  (170,574)     $         --                     $    51,332
Loss from asset impairment (net of taxes)                              (3,184,799)               --                              --
                                                                      -----------      ------------                     -----------
Net loss from discontinued operations before income taxes              (3,355,373)               --                          51,332
  Income tax benefit                                                    1,140,827                --                              --
                                                                      -----------      ------------                     -----------
Net loss from discontinued operations                                  (2,214,546)               --                          51,332
                                                                      -----------      ------------                     -----------
NET LOSS                                                              $(9,337,855)     $   (147,059)     $  (20,538)    $(1,288,396)
                                                                      ===========      ============      ----------     ===========

  BASIC LOSS PER COMMON SHARE:
Weighted average number of shares                                              --        24,561,700      24,588,455       9,960,263

Net loss per share from continuing operations                                               ($0.006)        ($0.001)        ($0.135)
Net loss per share from discontinued operations                                              $0.000          $0.000          $0.005
Net loss per share                                                                          ($0.006)        ($0.001)        ($0.129)


  FULLY DILUTIVE LOSS PER COMMON SHARE:
Weighted average number of shares                                              --        24,581,700      24,608,455      10,175,717

Net loss per share from continuing operations                                               ($0.006)        ($0.001)        ($0.132)
Net loss per share from discontinued operations                                              $0.000          $0.000          $0.005
Net loss per share                                                                          ($0.006)        ($0.001)        ($0.127)

  The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                            For the Periods Indicated

                                                                          Cumulative    Year-to-date   Interim Period      From
                                                                            During      July 1, 2005    Oct. 1, 2005     Inception
                                                                         Development       Through        Through         Through
                                                                            Stage       Dec. 31, 2005  Dec. 31, 2005   Dec. 31, 2004
                                                                         -----------    -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(9,337,856)     $(147,059)     $  (20,538)    $(1,288,395)
    Adjustments to reconcile net loss to cash used
        in operations:
        Deferred tax benefit                                              (1,948,147)            --                        (625,703)
        Provision for valuation allowance                                  3,088,974             --                              --
        Provision for loss contingencies                                   2,049,610             --                              --
        Gain on sale of securities                                           (23,198)            --                              --
        Depreciation                                                           4,037             --                          76,739
        Loss on abandonment of investment
            deposit and license agreement                                    120,000             --                              --
        Loss from discontinued operations                                  2,214,546             --                              --
        Expenses incurred in exchange for stock                            1,164,649             --                         236,902
        (Increase) in accounts receivable and prepaid                        (85,595)
        (Increase) in inventories                                           (132,688)
        Increase in accounts payable and accrued liabilities                 520,137         73,289              --         194,273
                                                                         -----------      ---------      ----------     -----------
    NET CASH USED IN OPERATING ACTIVITIES                                $(2,147,248)     $ (73,770)     $  (20,538)    $(1,624,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment of deposit on investment acquisitions                           (189,950)            --                        (177,950)
    Purchase of marketable securities                                        (50,476)            --                         (50,476)
    Proceeds from sale of marketable securities                               73,674             --                              --
    Payment for discountinued operations                                    (550,000)            --                        (550,000)
    Payment on construction in Rock Valley                                  (179,616)            --                         (10,283)
    Purchase of equipment and vehicles                                       (59,586)            --                         (87,339)
                                                                         -----------      ---------      ----------     -----------
    NET CASH USED IN INVESTING ACTIVITIES                                $  (955,954)     $      --                     $  (876,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                              903,500         63,000           3,000         486,500
    Payments on notes payable                                                (12,289)        (5,226)             --              --
    Payments on notes payable of discontinued operations                    (470,844)            --                              --
    Payment of travel advances                                                (8,105)        (8,105)         (2,400)             --
    Proceeds received from shareholder advances                               35,905             --                          35,905
    Repayments of shareholder advances                                       (35,905)            --                              --
    Proceeds from sale of common stock                                     2,693,100             --                       1,933,100
                                                                         -----------      ---------      ----------     -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            $ 3,105,362      $  49,669      $      600     $ 2,455,505

    NET INCREASE (DECREASE) IN CASH                                      $     2,160      $ (24,101)     $  (19,938)    $   (45,010)
    Beginning Balance in Cash                                            $        --      $  26,261      $   22,098     $        --
                                                                         -----------      ---------      ----------     -----------
                                                                         $     2,160      $   2,160      $    2,160     $   (45,010)
                                                                         ===========      =========      ==========     ===========

    The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation ("Company"), has been in the development stage since its inception on June 17, 2003. Its goal is to become a vertically integrated manufacturer and logistical supplier of pallets. The Company's objective is to engage in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills and to create a "Closed Loop Distribution System" by transforming a portion of the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

GOING CONCERN

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $147,059 for the six months ending December 31, 2005 and has incurred cumulative losses of $9,337,855 since its inception. As of December 31, 2005, current liabilities exceed current assets by $5,248,915. These factors raise substantial doubt about the Company's ability to continue as a going concern. As management does not anticipate achieving sufficient cash flows from operations by June 30, 2006, plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. The Company's inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on their financial condition and their ability to continue operations.

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

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                                      12/31/2005
                                                                      ----------


Construction in process                                               $ 179,616
Office furniture & equipment                                             49,235
Vehicles                                                                 10,350
                                                                      ---------

                                                                        239,201
   Less:  Accumulated depreciation                                       (4,037)
                                                                      ---------
      Total Property, Plant & Equipment                               $ 235,164
                                                                      =========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes payables as of December 31, 2005 consist of the following :


                                                                      12/31/2005
                                                                      ----------
Convertible Notes Payable                                              $ 20,000
Northwest Iowa Planning and Development Commission                       87,712
Brittany Capital Management Limited                                     250,000
Stockholder Loans                                                       154,316
                                                                       --------

                                                                       $512,028


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

On April 28, 2005, the company entered into a note agreement Brittany Capital Management Limited (see Note 6) with whereby Brittany loaned the Company $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 1,600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended to December 31, 2005 and extended again to March 31, 2006.

On June 2, 2005, the company closed a $95,000 loan with a stockholder originally due on August 1, 2005 and subsequently extended until February 28, 2006. The note is secured by a second mortgage on the company's property in Rock Valley, Iowa, 200,000 shares of its common stock, and personal guarantees from two officers of the company.

On September 6, 2005, the company closed two loans with stockholders totaling $60,000 due on September 5, 2006 at an interest rate of 8% per annum plus 24,000 shares of company stock; and one loan totaling $3,000, due October 7, 2006. These Notes are unsecured, but have priority over all other liabilities of American Pallet Leasing, Inc except for the first lien of the secured lender. The Lenders, at their sole discretion, have the option to convert these Notes into equivalent value, newly issued restricted common shares of APL on the Maturity Date of the Note.

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


NOTE 4 - LIABILITIES RELATED TO DISCONTINUED OPERATIONS

On August 13, 2004, the Company acquired its initial operating entity by purchasing the assets of G&G/Cherokee Wood, Inc.("G&G"), a sawmill located in Blacksburg, South Carolina. The terms of the acquisition included a cash payment of $550,000 and an unsecured promissory note in the original amount of $2,750,000, for a total purchase price of $3,300,000. This note is payable in five monthly installments of $30,000 and the remaining balance was originally due on February 23, 2005 (see note 7). However, as described in Note 7, the assets of ("G&G") were encumbered. On June 9, 2005, the Company reported that a temporary shutdown of ("G&G") would accelerate a planned overhaul of the same unit, originally scheduled for later this year. The Company had been in the process of raising capital to increase capacity at G&G and to effect further acquisitions. The Company had elected to temporarily shut down G&G's operations in order to conserve cash and convert production from pine to more profitable hardwood. However, on September 1, 2005, the Company decided to permanently abandon the sawmill. (See Note 7 - Commitments and Contingencies) Pursuant to the abandonment, the company has accounted for the assets, liabilities, and income statement effects as discontinued operations.


NOTE 5 - INCOME TAXES

Income tax benefit consists of the following:

                                                    07/01/2005-       Inception-
                                                    12/31/2005        12/31/2004
                                                     ---------         --------
From Continuing Operations:
   Deferred benefit                                  $  43,017         $278,801
   Valuation allowance                                 (43,017)               0
                                                     ---------         --------
   Federal                                           $      (0)        $278,801
                                                     =========         ========

From Discontinued Operations:
   Deferred benefit                                  $       0         $      0
                                                     =========         ========


The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
      Organizational costs                                          $   225,733
      Net operating loss carryforward                                 2,942,155
                                                                    -----------
                                                                    $  3167,888
Less:  Valuation allowance                                           (3,167,888)
                                                                    -----------
      Federal                                                       $         0
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

Pursuant to a Contract of Deed (the "Agreement") between the Company and former owners of G&G Cherokee (the "Seller"), the total purchase price for G&G was approximately $3,300,000 which was paid over a period of time with the balance originally due in February 2005. Approximately $960,000 was paid as of June 30, 2005. Since the Company was unable to secure financing to complete the transaction because it was in default pursuant to the Agreement. As the remedy for default contained in the Agreement, the Seller took possession of the premises and all assets. Although the Company was working to secure financing it was recently sued by the Sellers of G&G, alleging, among other things, breach of contract and seeking, among other things, damages to be determined at trial. Although the Company believes that the basis of this suit is without merit, there is no assurance that it will not ultimately incur costs related to a permanent shutdown of G&G. The Company is also weighing causes of action and counterclaims it believes it may have against the Seller. The Company has reclassified the sawmill operations and assets as discontinued operations.

Management determined that there is no fair market value of the assets since there does not appear to be an available market nor are there any future cash flows. Consequently, the loss from discontinued operations includes a loss from the impairment of these assets in the amount of $3,184,799 net of taxes of $1,082,832. Additionally, management included in the reserve for contingencies an estimated maximum amount of the losses in the amount of $1,549,610 due to the litigation described above.

In addition to the estimate for the litigation losses, management has estimated a maximum amount of exposure totaling $500,000 resulting from commitments made by the former president and chief executive officer for the Company in addition to those already accrued.

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

Brittany Capital Management Limited also entered into a note agreement whereby Brittany will loan the Company up to $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 1,600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended until December 31, 2005 and extended again to March 31, 2006. Under the terms of the note, at least 50% of the sales of common stock under the Private Equity Credit Agreement with Brittany must be used to retire the note while the note is outstanding. The terms of the Private Equity Credit Agreement also prevent us from entering into a similar financing arrangement with any third-party for the term of the Private Equity Credit Agreement, which is three years. We are also obliged to sell to Brittany at least $1 million of our common stock under the Private Equity Credit Agreement. The note is convertible at the holder's option for all or a portion of the principal amount of the note plus accrued interest into shares of Common Stock at a conversion price for each share of Common Stock equal to the Current Market Price multiplied by eighty-five percent (85%). "Current Market Price" means the average of the three (3) lowest closing bid prices for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the ten (10) trading days ending on the trading day immediately before the relevant conversion date. The note accrues interest at a rate of 8% per year. In addition, the Company granted Brittany a warrant to acquire 115,385 shares of Common Stock. The Company also granted certain registration rights to Brittany in connection with the shares into which the note may be converted as well as in respect of shares that may be issued in respect of the warrants.

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

NOTE 8 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005, Timothy Bumgarner, our former President and Chief Executive Officer, executed a Stock Pledge Agreement ("Pledge Agreement") and Limited Recourse Guarantee (the "Guarantee"). Pursuant to the Pledge Agreement, Mr. Bumgarner pledged 600,000 shares of his common stock against any and all amounts owing under the Secured Convertible Promissory Note issued to the Selling Securityholder. In addition, on July 19, 2005, Mr. Bumgarner agreed to pledge additional shares as collateral, if necessary, to secure the loan in consideration for Brittany's agreement to withdraw its request for registration rights.

Mr. Crigler, CEO and a director of the Company, is the principal owner of Cala Group, Inc. an entity which owns 1,500,000 shares of our common stock. Mr. Crigler also received approximately $24,500 in fees for providing certain consulting services in connection with the design of the steel and concrete components of our Rock Valley, Iowa facility.

Mr. Vinson, a director of the Company, is a shareholder of Cala Group, Inc., an entity which owns 1,500,000 shares of our Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING IS A DISCUSSION OF THE RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION AS OF AND FOR THE QUARTER ENDED DECEMBER 31, 2005. THE FOLLOWING DISCUSSION MAY BE UNDERSTOOD MORE FULLY BY REFERENCE TO THE FINANCIAL STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 8-K/A FILED ON OCTOBER 21, 2004.

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

     In addition to the operation losses indicated above, the Company has incurred significant overhead expenses, typical of a start-up public entity, consisting of consulting expenses, organizational costs, and office expenses resulting net losses amounting to $2,545,921 for the year ending June 31, 2005.

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

     The Company is continuing to negotiate on the purchase of a saw mill and pallet manufacturing facility in Nebraska. The acquisition cost has been determined to be $1,650,000, however, we believe that we will need at least an additional $2,000,000 of working capital to fund the Nebraska acquisition and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations.

     We intend to obtain the additional working capital through the private placement of our equity securities and state, county and local economic loans and grants.

     We had entered into an advisory agreement with COPS Worldwide, Inc. to provide general consulting services of which basic financial advisory work is one component, however, the agreement has been terminated as of November 15, 2005. While COPS has made introductions to the Company, it has no active role and will not have an active role in the private sales of securities. We have paid COPS $12,500 for the introduction to Brittany Capital and are obligated to issue 500,000 shares of restricted common stock consisting of 227,723 shares issued in connection with the introduction and 272,277 shares issued in lieu of cash payments owed to COPS for additional advisory work.

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

     The Company grants credit to customers, substantially all of whom are located in the United States, most of which rely on the construction industry or the food industry for their ability to repay debt to Company.

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

     LIQUIDITY AND CAPITAL RESOURCES . Our current working capital will not be enough to sustain our operations, and if we cannot obtain additional financing, we will not be able to continue to fund our expansion plans. As of December 31, 2005, we had total current assets of $ 2,160 and a working capital deficit of $ 5,248,915. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. Management has made plans to implement certain acquisitions and joint venture agreements that look forward to the complementing of the Company's business plan. Part of these plans include the acquiring of a sawmill and pallet manufacturing business in North Bend, Nebraska. The company has issued a Letter of Intent and is preparing an Agreement to purchase the facility and has received a term sheet from an investment group indicating the availability of financing of the project. Additionally, the Company is negotiating with an investment group to finance the completion of their Rock Valley, Iowa facility. We have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission and the note agreement with Brittany Capital Management Limited. whereby Brittany loaned the Company $250,000. However, other than the above, there are no commitments or agreements on the part of anyone to provide financing or purchase our securities. As a result of these financial conditions, the report of our independent certified public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

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

     WE DO NOT HAVE AN ACTIVE TRADING MARKET FOR OUR STOCK. Our common shares are traded on the OTC Bulletin Board under the symbol "APLS." On February 15, 2006, the last reported sale price of our common stock on the OTC Bulletin Board was $0.07 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

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

                                        American Pallet Leasing, Inc.
                                        (Registrant)

Dated: February 21, 2006                By:    /s/ JAMES CRIGLER
                                               ---------------------------------
                                               James Crigler,
                                               President and CEO

                                        By:    /s/ BYRON HUDSON
                                               ---------------------------------
                                               Byron Hudson,
                                               Chief Financial Officer