Form 10QSB
period 2006-03-31
American Pallet Leasing, Inc.
filed 2006-05-22
CIK 1106641

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                 (847) 390-7999
                           (ISSUER'S TELEPHONE NUMBER)



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

         AS OF MARCH 31, 2006, THE COMPANY HAD 27,946,459 SHARES OF ITS $.001 PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                       ---   ---

                         PART 1 - FINANCIAL INFORMATION

                                                                                               Page(s)
                                                                                               -------

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheet at March 31, 2006...................................F-1

Unaudited  Condensed  Consolidated  Statements of Operations for the three month and nine month periods ended December 31, 2005 and for the period from inception (June 17, 2003) through March 31, 2006...........................................F-2

Unaudited  Condensed  Consolidated  Statements of Cash Flows for the three month and nine month periods ended December 31, 2005 and for the period from inception (June 17, 2003) through March 31, 2006...........................................F-4

Notes to Unaudited Condensed Consolidated Financial Statements.....................................F-6

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                      As of

                                                                    Mar 31,          June 30,
                                                                     2006              2005
                                                                  -----------      -----------
Current Assets:
     Cash and cash equivalents                                    $     1,530           26,261




     Prepaid Expenses                                                      --               --
                                                                  -----------      -----------
               Total current assets                                     1,530           26,261
                                                                  -----------      -----------

Property, Plant & Equipment (net)                                     235,164          235,164

Deferred Tax Assets                                                        --               --

Other Assets                                                           25,798           17,693
                                                                  -----------      -----------
               Total Assets                                       $   262,492          279,118
                                                                  ===========      ===========


Current Liabilities:
     Notes payable                                                $   511,604          457,938
     Liabilities related to discontinued operations                 2,240,879        2,240,879
     Accounts payable and accrued liabilities                         457,632          375,269
     Reserve for contingencies                                      2,049,610        2,049,610
                                                                  -----------      -----------
               Total current liabilities                            5,259,725        5,123,696
                                                                  -----------      -----------

Commitments and Contingencies

Stockholders' Deficit:
     Common stock; $.001 par value; 100,000,000 authorized;
         27,946,459 issued and outstanding March 30, 2006              27,946           24,535
         24,534,651 issued and outstanding June 30, 2005
     Preferred stock; $.001 par value; 10,000,000 authorized;
     No shares issued or outstanding
     Additional paid-in capital                                     4,318,022        4,321,684
     Accumulated deficit                                           (9,343,200)      (9,190,797)
                                                                  -----------      -----------
     Total Stockholders' Deficit                                   (4,997,232)      (4,844,578)
                                                                  -----------      -----------

                                                                  -----------      -----------
Total Liabilities and Stockholders' Deficit                       $   262,492          279,118
                                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               Cumulative        Year-to-date    Interim Period
                                                                 During          July 1, 2005     Jan. 1, 2006     From Inception
                                                               Development         Through          Through           Through
                                                                  Stage         Mar. 31, 2006    Mar. 31, 2006     Mar. 31, 2006
                                                             --------------    --------------    --------------    --------------
GENERAL & ADMINISTRATIVE EXPENSES:

Plant Expenses                                                $     45,286      $         --      $                 $         --
Consultants                                                      2,603,607            29,540                --         1,079,516
Organization costs                                                 253,683                --                             194,464
Office expense                                                     817,017            99,433               203           707,630
                                                              ------------      ------------      ------------      ------------
       Total general and administrative expenses                 3,719,593           128,973               203         1,981,610
                                                              ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
       Gain on sale of securities                                   23,198                --                              23,198
       Loss on abandonment of investment                          (120,000)               --                            (120,000)
       Reserve for contingencies                                (2,049,610)               --                                  --
       Other Income                                                     --                --                              71,578
       Interest income                                                 716                --                               1,034
       Interest expense                                           (126,472)          (27,365)           (9,075)          (56,581)
                                                                                                            --
                                                              ------------      ------------      ------------      ------------
                 Total other income (expense)                   (2,272,168)          (27,365)           (9,075)          (80,771)
                                                              ------------      ------------      ------------      ------------
                                                                                                            --
Loss from continuing operations before income taxes           $ (5,991,761)     $   (156,338)     $     (9,278)     $ (2,062,381)
       Income tax benefit (expenses)                            (1,140,827)               --                --           691,863
                                                              ------------      ------------      ------------      ------------
Loss from continuing operations                               $ (7,132,588)     $   (156,338)     $     (9,278)     $ (1,370,518)
                                                              ------------      ------------      ------------      ------------

DISCONTINUED OPERATIONS:
Loss from discontinued sawmill operations                     $   (170,574)     $         --                        $    (46,301)
Loss from asset impairment (net of taxes)                       (3,184,799)               --                                  --
                                                              ------------      ------------                        ------------
Net loss from discontinued operations before income taxes       (3,355,373)               --                             (46,301)
       Income tax benefit                                        1,140,827                --                                  --
                                                              ------------      ------------                        ------------
Net loss from discontinued operations                           (2,214,546)               --                             (46,301)
                                                              ------------      ------------      ------------      ------------
NET LOSS                                                      $ (9,347,134)     $   (156,338)     $     (9,278)     $ (1,416,819)
                                                              ============      ============      ------------      ============

       BASIC LOSS PER COMMON SHARE:
Weighted average number of shares                                       --        25,407,698        26,280,971        13,049,750

Net loss per share from continuing operations                                        ($0.006)          ($0.000)          ($0.105)
Net loss per share from discontinued operations                                       $0.000            $0.000           ($0.004)
Net loss per share                                                                   ($0.006)          ($0.000)          ($0.109)


       FULLY DILUTIVE LOSS PER COMMON SHARE:
Weighted average number of shares                                       --        25,427,698        26,300,971        13,069,750

Net loss per share from continuing operations                                        ($0.006)          ($0.000)          ($0.105)
Net loss per share from discontinued operations                                       $0.000            $0.000           ($0.004)
Net loss per share                                                                   ($0.006)          ($0.000)          ($0.108)

The accompanying notes are an integral part of these financial statements.

                          AMERICAN PALLET LEASING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                            For the Periods Indicated

                                                                   Cumulative      Year-to-date    Interim Period
                                                                     During        July 1, 2005    Dec. 31, 2005    From Inception
                                                                  Development        Through          Through          Through
                                                                     Stage        Mar. 31, 2006    Mar. 31, 2006    Mar. 30, 2005
                                                                ---------------  ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(9,347,135)     $  (156,338)     $    (9,278)     $(1,416,819)
     Adjustments to reconcile net loss to cash used
         in operations:
         Deferred tax benefit                                      (1,948,147)              --                          (691,861)
         Provision for valuation allowance                          3,088,974               --                                --
         Provision for loss contingencies                           2,049,610               --                                --
         Gain on sale of securities                                   (23,198)              --                                --
         Depreciation                                                   4,037               --                           182,420
         Loss on abandonment of investment
             deposit and license agreement                            120,000               --                           120,000
         Loss from discontinued operations                          2,214,546               --                                --
         Expenses incurred in exchange for stock                    1,164,649               --                           308,106
         (Increase) in accounts receivable and prepaid               (122,866)
         (Increase) in inventories                                   (116,641)
         Increase in accounts payable and accrued liabilities         529,211           82,363            9,074          307,576
                                                                  -----------      -----------      -----------      -----------

     NET CASH USED IN OPERATING ACTIVITIES                        $(2,147,453)     $   (73,975)     $      (204)     $(1,430,085)

Cash Flows From Investing Activities:
     Payment of deposit on investment acquisitions                   (189,950)              --                          (177,950)
     Purchase of marketable securities                                (50,476)              --                           (50,476)
     Proceeds from sale of marketable securities                       73,674               --                            63,160
     Payment for discountinued operations                            (550,000)              --                          (550,000)
     Payment on construction in Rock Valley                          (179,616)              --                           (36,340)
     Purchase of equipment and vehicles                               (59,586)              --                          (234,768)
                                                                  -----------      -----------      -----------      -----------

     NET CASH USED IN INVESTING ACTIVITIES                        $  (955,954)     $        --      $                $  (986,374)

Cash Flows From Financing Activities:
     Proceeds from notes payable                                      909,000           68,500            5,500          586,500
     Payments on notes payable                                        (18,214)         (11,151)          (5,926)        (122,508)
     Payments on notes payable of discontinued operations            (470,844)              --                                --
     Payment of travel advances                                        (8,105)          (8,105)              --               --
     Proceeds received from shareholder advances                       35,905               --                            35,905
     Repayments of shareholder advances                               (35,905)              --                                --
     Proceeds from sale of common stock                             2,693,100               --                         1,933,100
                                                                  -----------      -----------      -----------      -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    $ 3,104,937      $    49,244      $      (426)     $ 2,432,997

     NET INCREASE (DECREASE) IN CASH                              $     1,530      $   (24,731)     $      (630)     $    16,538
                                                                                   -----------      -----------      -----------
     Beginning Balance in Cash                                    $        --      $    26,261      $     2,160      $        --
                                                                  -----------      -----------      -----------      -----------
                                                                  $     1,530      $     1,530      $     1,530      $    16,538
                                                                  ===========      ===========      ===========      ===========

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

NATURE OF BUSINESS

American Pallet Leasing, Inc., a Delaware corporation (the "Company"), has been in the development stage since its inception on June 17, 2003. It is a vertically integrated manufacturer and logistical supplier of pallets. The Company's objective is to engage in acquisition roll-ups of strategically located wood pallet manufacturers and saw (lumber) mills. and to create a "Closed Loop Distribution System" by transforming a portion of the $1.6 billion per year pallet business from a commodity industry into a logistics management enterprise that will supply and manage the pallet requirements of manufacturers and distributors.

GOING CONCERN

The accompanying financial statements had been prepared in conformity with generally accepted accounting principles, which contemplated the ability of the Company to operate as a going concern.

As shown in the financial statements, the Company incurred a net loss of $9,278 for the quarter ending March 31, 2006 and has incurred cumulative losses of $1,416,819 since its inception. As of March 31, 2006, current liabilities exceed current assets by $4,997,232. These factors raise substantial doubt about the Company's ability to continue as a going concern. As management does not anticipate achieving sufficient cash flows from operations by June 30, 2006, plans include seeking additional capital through equity and debt financings. No assurance can be given that additional capital will be available when required or upon terms acceptable to us. The Company's inability to generate substantial revenue or obtain additional capital through equity or debt financings would have a material adverse effect on their financial condition and their ability to continue operations.

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

NOTE 2 - PROPERTY, PLANT & EQUIPMENT

The following is a summary of property, plant and equipment at cost, less accumulated depreciation:

                                                03/31/2006
                                                ----------


Construction in process                          $171,542

Office furniture & equipment                       49,235
Vehicles                                           10,350
                                                 --------
                                                  231,127
    Less:  Accumulated depreciation                (4,037)
                                                 --------
      Total Property, Plant & Equipment          $235,164
                                                 ========

Assets are depreciated using the straight-line method over their estimated useful lives of 5 to 7 years.

NOTE 3 - NOTES PAYABLE

Notes payables as of March 31, 2006 consist of the following:

09/30/2005
----------
Convertible Notes Payable                                 $ 83,000
Northwest Iowa Planning and Development Commission          82,096
Brittany Capital Management Limited                        250,000
Stockholder Loans                                           96,508
                                                          --------
                                                          $511,604


On January 3, 2005, the company closed a $100,000 loan with the Northwest Iowa Planning and Development Commission. The six-year note bears a 4% interest rate and is one of various incentives in the form of grants, rebates and low interest loans from state, county, and city programs. Previously, the Rock Valley Economic Development Corporation granted the Company approximately 12 acres of land with an estimated value of over $700,000 for purposes of development of the Wood / Steel Pallet production facility in Rock Valley, Iowa. The company began construction of the facility in November 2004. The construction on the facility is expected to be completed by June 2006.

On April 28, 2005, the company entered into a note agreement Brittany Capital Management Limited (see Note 6) with whereby Brittany loaned the Company $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 1,600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended to March 31, 2006. On March 3, 2006 the company issued 1,061,800 shares of our common stock as payment of interest due to Brittany Capital.

On June 2, 2005, the company closed a $95,000 loan with a stockholder originally due on August 1, 2005 and subsequently extended until February 28, 2006. The note is secured by a second mortgage on the company's property in Rock Valley, Iowa, 200,000 shares of its common stock, and personal guarantees from two officers of the company. This loan was extended by agreement with the lender to be paid upon the closing of the permanent loan on the Rock Valley facility.

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

At various dates from April 16, 2004 through June 21, 2004 various individuals have loaned the Company funds at 8.0% rate of interest and newly issued shares of common stock. The lender, at his sole discretion, has the option to convert the note at its due date into newly issued restricted common shares of the Company. The maximum borrowing under these convertible notes totaled $474,000.

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

NOTE 5 - INCOME TAXES

Income tax benefit consists of the following:

                                      07/01/2005-        Inception-
                                      03/31/2006         09/30/2004
                                     ------------       ------------
From Continuing Operations:
      Deferred benefit                 $      0           $278,801
      Valuation allowance                    (0)                0
                                       --------           --------
      Federal                          $     (0)          $278,801
                                       ========           ========

From Discontinued Operations:
      Deferred benefit                 $      0           $      0
                                       ========           ========


The effective tax rate on income before income taxes differed from the U.S. federal statutory rate due the change in the valuation allowance for all tax attributes which management believes it may not recognize due to there being no operating assets in the Company at this time.

The component of deferred tax assets and liabilities are as follows:

Deferred tax assets:
      Organizational costs                     $   225,733
      Net operating loss carryforward            2,942,155
                                               -----------
                                               $ 3,167,888
Less: Valuation allowance                       (3,167,888)
                                               -----------
      Federal                                  $         0
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

Pursuant to a Contract of Deed (the "Agreement") between the Company and former owners of G&G Cherokee (the "Seller"), the total purchase price for G&G was approximately $3,300,000 to be paid over a period of time with the balance due in February 2005. Approximately $960,000 has been paid as of June 30, 2005. Since the Company was unable to secure financing to complete the transaction it is in default pursuant to the Agreement. As the remedy for default contained in the Agreement, the Seller has taken possession of the premises and all assets. Although the Company has been working to secure financing it was recently sued by the Sellers of G&G, alleging, among other things, breach of contract and seeking, among other things, damages to be determined at trial. Although the Company believes that the basis of this suit is without merit, there is no assurance that it will not ultimately incur costs related to a permanent shutdown of G&G. The Company is also weighing causes of action and counterclaims it believes it may have against the Seller. The Company has reclassified the sawmill operations and assets as discontinued operations.

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

Brittany Capital Management Limited also entered into a note agreement whereby Brittany will loan the Company up to $250,000. The note carries a rate of interest of 8% per annum, is secured by the pledge of 1,600,000 shares of our common stock owned by our former president and CEO, and was originally due on September 27, 2005 and subsequently extended until March 31, 2006. Under the terms of the note, at least 50% of the sales of common stock under the Private Equity Credit Agreement with Brittany must be used to retire the note while the note is outstanding. The terms of the Private Equity Credit Agreement also prevent us from entering into a similar financing arrangement with any third-party for the term of the Private Equity Credit Agreement, which is three years. We are also obliged to sell to Brittany at least $1 million of our common stock under the Private Equity Credit Agreement. The note is convertible at the holder's option for all or a portion of the principal amount of the note plus accrued interest into shares of Common Stock at a conversion price for each share of Common Stock equal to the Current Market Price multiplied by eighty-five percent (85%). "Current Market Price" means the average of the three (3) lowest closing bid prices for the Common Stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the ten (10) trading days ending on the trading day immediately before the relevant conversion date. The note accrues interest at a rate of 8% per year. In addition, the Company granted Brittany a warrant to acquire 115,385 shares of Common Stock. The Company also granted certain registration rights to Brittany in connection with the shares into which the note may be converted as well as in respect of shares that may be issued in respect of the warrants.

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

The CFO resigned from our Company on March 14, 2006 to pursue other interests.

On March 20, the Company announced that James Jeffery, a director of the company, had tendered his resignation effective March 20, 2006.

NOTE 8 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005,  Timothy  Bumgarner,  our President and Chief Executive  Officer,
executed a Stock Pledge Agreement ("Pledge Agreement") and Limited Recourse Guarantee (the "Guarantee"). Pursuant to the Pledge Agreement, Mr. Bumgarner pledged 1,600,000 shares of his common stock against any and all amounts owing under the Secured Convertible Promissory Note issued to the Selling Securityholder. In addition, on July 19, 2005, Mr. Bumgarner agreed to pledge additional shares as collateral, if necessary, to secure the loan in consideration for Brittany's agreement to withdraw its request for registration rights.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE  FOLLOWING  IS A  DISCUSSION  OF THE RESULTS OF  OPERATIONS  AND ANALYSIS OF
FINANCIAL CONDITION AS OF AND FOR THE QUARTER ENDED MARCH 31, 2006. THE FOLLOWING DISCUSSION MAY BE UNDERSTOOD MORE FULLY BY REFERENCE TO THE FINANCIAL STATEMENTS, NOTES TO THE FINANCIAL STATEMENTS, THE HISTORICAL FINANCIAL STATEMENTS OF OUR RECENTLY ACQUIRED SUBSIDIARY, AMERICAN PALLET LEASING, INC., AN IOWA CORPORATION ("APL-IOWA"), CONTAINED IN THE CURRENT REPORT ON FORM 10Q FILED FOR THE QUARTER ENDING DECEMBER 31, 2005.

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

      In addition to the operation losses indicated above, the Company has incurred significant overhead expenses, typical of a start-up public entity, consisting of consulting expenses, organizational costs, and office expenses resulting in net losses amounting to $2,545,921 for the year ending June 31, 2005.

The Company has negotiated a joint-venture contract with a pallet manufacturing facility in Independence , Iowa It is anticipated that this manufacturing facility can produce up to 20,000 pallets per month which will be directed toward sales of the Company. The Company is currently negotiating contracts for such profitable pallet sales. Other similar small facilities are available for acquisition and will allow the Company to expand in a profitable manner.

      The Company is continuing to negotiate on the joint venture operation and a future purchase of a saw mill and pallet manufacturing facility in Nebraska. The acquisition cost has been determined to be $1,650,000, however, we believe that we will need at least an additional $2,000,000 of working capital to fund the Nebraska acquisition and, if necessary, to finance future losses from operations as we endeavor to build revenue and reach a profitable level of operations.

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

      LIQUIDITY AND CAPITAL RESOURCES . Our current working capital will not be enough to sustain our operations, and if we cannot obtain additional financing, we will not be able to continue to fund our expansion plans. As of March 31, 2006, we had total current assets of $262,492 and a working capital deficit of $ 4,997,232. Since then our working capital has decreased due to continuing losses from operations. We believe that we require a minimum of $5,000,000 in order to fund our entire planned operations over the next 12 months. To that end, we intend to acquire additional capital through the private placement sale of our securities and borrowing from various lending facilities. Management has made plans to implement certain acquisitions and joint venture agreements that look forward to the complementing of the Company's business plan. Part of these plans include the acquiring of a joint venture agreement to operate a sawmill and pallet manufacturing business in North Bend, Nebraska. The company has issued a Letter of Intent and is preparing a Joint Venture Agreement to operate and purchase the facility after receiving the availability of financing of the project. Additionally, the Company is completing the construction of their Rock Valley, Iowa facility. We have previously reported the $100,000 six-year 4% loan from the Northwest Iowa Planning and Development Commission and the note agreement with Brittany Capital Management Limited. whereby Brittany loaned the Company $250,000. However, other than the above, there are no commitments or agreements on the part of anyone to provide financing or purchase our securities. As a result of these financial conditions, the report of our independent certified public accounting firm on our June 30, 2005 consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.

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

      WE DO NOT HAVE AN ACTIVE TRADING MARKET FOR OUR STOCK. Our common shares are traded on the OTC Bulletin Board under the symbol "APLS." On May 13, 2006, the last reported sale price of our common stock on the OTC Bulletin Board was $0.04 per share. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock.

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


                                      American Pallet Leasing, Inc.
                                      (Registrant)

Dated: May 22, 2006                   By:  /s/ James Crigler
                                           -------------------------------------
                                           James Crigler,
                                           President and Chief Executive Officer
                                           Principal Financial Officer